Form 10-Q
period 2024-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2024-10-31
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At October 25, 2024, the registrant had 128,980,917 shares of Common Stock, $0.01 par value per share, outstanding.

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
•our plans for additional global regulatory filings and the continuing product launches of ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO and our collaborators’ plans with respect to Leqvio and fitusiran;
•our ability to obtain regulatory approval of AMVUTTRA (vutrisiran) for the treatment of ATTR amyloidosis with cardiomyopathy;
•our expectations regarding the potential market size for, and the successful commercialization of, ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO, Leqvio, fitusiran or any future products;
•our ability to obtain and maintain regulatory approvals and pricing and reimbursement for ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO or any future products, and our collaborators’ ability with respect to Leqvio and fitusiran;
•the progress of our research and development programs, including programs in both rare and prevalent diseases;
•the potential for improved product profiles to emerge from our new technologies, including our IKARIA platform, and our ability to expand our product engine to include extrahepatic tissues;
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
•the possible impact of any competing products on the commercial success of ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO, Leqvio and fitusiran, as well as our product candidates, and, our, or with respect to Leqvio or fitusiran, our collaborators’, ability to compete against such products;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,099,920	$812,688
Marketable debt securities	1,671,993	1,615,516
Marketable equity securities	8,322	11,178
Accounts receivable, net	353,852	327,787
Inventory	75,987	89,146
Prepaid expenses and other current assets	145,350	126,382
Total current assets	3,355,424	2,982,697
Property, plant and equipment, net	506,997	526,057
Operating lease right-of-use assets	196,408	199,732
Restricted investments	68,592	49,391
Other assets	77,618	72,003
Total assets	$4,205,039	$3,829,880
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$70,805	$55,519
Accrued expenses	946,168	713,013
Operating lease liability	42,144	41,510
Deferred revenue	71,030	102,753
Liability related to the sale of future royalties	90,516	54,991
Total current liabilities	1,220,663	967,786
Operating lease liability, net of current portion	236,030	243,101
Deferred revenue, net of current portion	1,012	188,175
Convertible debt	1,023,654	1,020,776
Liability related to the sale of future royalties, net of current portion	1,333,849	1,322,248
Other liabilities	357,477	308,438
Total liabilities	4,172,685	4,050,524
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 128,841 shares issued and outstanding as of September 30, 2024; 125,794 shares issued and outstanding as of December 31, 2023	1,289	1,259
Additional paid-in capital	7,259,876	6,811,063
Accumulated other comprehensive loss	(24,826)	(23,375)
Accumulated deficit	(7,203,985)	(7,009,591)
Total stockholders’ equity (deficit)	32,354	(220,644)
Total liabilities and stockholders’ equity (deficit)	$4,205,039	$3,829,880
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statements of Operations
Revenues:
Net product revenues	$420,146	$313,153	$1,195,397	$895,186
Net revenues from collaborations	57,387	427,472	403,273	469,778
Royalty revenue	23,386	9,905	56,407	23,610
Total revenues	500,919	750,530	1,655,077	1,388,574
Operating costs and expenses:
Cost of goods sold	81,980	79,473	203,864	196,241
Cost of collaborations and royalties	3,925	4,836	16,689	28,307
Research and development	270,926	253,179	826,063	732,274
Selling, general and administrative	220,993	199,175	680,187	597,523
Total operating costs and expenses	577,824	536,663	1,726,803	1,554,345
(Loss) income from operations	(76,905)	213,867	(71,726)	(165,771)
Other (expense) income:
Interest expense	(34,376)	(30,893)	(102,887)	(89,883)
Interest income	32,146	25,425	90,973	65,155
Other expense, net	(29,528)	(57,658)	(99,777)	(105,331)
Total other expense, net	(31,758)	(63,126)	(111,691)	(130,059)
(Loss) income before income taxes	(108,663)	150,741	(183,417)	(295,830)
Provision for income taxes	(2,907)	(2,988)	(10,977)	(6,542)
Net (loss) income	$(111,570)	$147,753	$(194,394)	$(302,372)

Net (loss) income per common share - basic	$(0.87)	$1.18	$(1.53)	$(2.43)
Net (loss) income per common share - diluted	$(0.87)	$1.15	$(1.53)	$(2.43)

Weighted-average common shares - basic	128,590	125,220	127,159	124,667
Weighted-average common shares - diluted	128,590	131,337	127,159	124,667

Statements of Comprehensive (Loss) Income
Net (loss) income	$(111,570)	$147,753	$(194,394)	$(302,372)
Other comprehensive income (loss):
Unrealized gain on marketable securities	9,078	1,878	4,783	3,978
Foreign currency translation gain (loss)	703	2,873	(6,327)	8,356
Defined benefit pension plans, net of tax	30	(10)	93	(19)
Total other comprehensive income (loss)	9,811	4,741	(1,451)	12,315
Comprehensive (loss) income	$(101,759)	$152,494	$(195,845)	$(290,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2023	125,794	$1,259	$6,811,063	$(23,375)	$(7,009,591)	$(220,644)
Exercise of common stock options, net of tax withholdings	223	2	24,763	—	—	24,765
Issuance of common stock under equity plans	446	4	(4)	—	—	—
Stock-based compensation charges	—	—	46,155	—	—	46,155
Other comprehensive loss	—	—	—	(3,613)	—	(3,613)
Net loss	—	—	—	—	(65,935)	(65,935)
Balance as of March 31, 2024	126,463	1,265	6,881,977	(26,988)	(7,075,526)	(219,272)
Exercise of common stock options, net of tax withholdings	1,264	13	140,273	—	—	140,286
Issuance of common stock under equity plans	294	3	10,358	—	—	10,361
Stock-based compensation charges	—	—	90,096	—	—	90,096
Other comprehensive loss	—	—	—	(7,649)	—	(7,649)
Net loss	—	—	—	—	(16,889)	(16,889)
Balance as of June 30, 2024	128,021	1,281	7,122,704	(34,637)	(7,092,415)	(3,067)
Exercise of common stock options, net of tax withholdings	785	8	90,560	—	—	90,568
Issuance of common stock under equity plans	35	—	—	—	—	—
Stock-based compensation charges	—	—	46,612	—	—	46,612
Other comprehensive income	—	—	—	9,811	—	9,811
Net loss	—	—	—	—	(111,570)	(111,570)
Balance as of September 30, 2024	128,841	$1,289	$7,259,876	$(24,826)	$(7,203,985)	$32,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	123,925	$1,240	$6,454,540	$(44,654)	$(6,569,349)	$(158,223)
Exercise of common stock options, net of tax withholdings	269	3	26,415	—	—	26,418
Issuance of common stock under equity plans	47	—	—	—	—	—
Stock-based compensation charges	—	—	41,136	—	—	41,136
Other comprehensive income	—	—	—	5,530	—	5,530
Net loss	—	—	—	—	(174,101)	(174,101)
Balance as of March 31, 2023	124,241	1,243	6,522,091	(39,124)	(6,743,450)	(259,240)
Exercise of common stock options, net of tax withholdings	372	4	38,111	—	—	38,115
Issuance of common stock under equity plans	288	3	9,981	—	—	9,984
Stock-based compensation charges	—	—	76,990	—	—	76,990
Other comprehensive income	—	—	—	2,044	—	2,044
Net loss	—	—	—	—	(276,024)	(276,024)
Balance as of June 30, 2023	124,901	1,250	6,647,173	(37,080)	(7,019,474)	(408,131)
Exercise of common stock options, net of tax withholdings	246	2	24,896	—	—	24,898
Issuance of common stock under equity plans	307	3	(3)	—	—	—
Stock-based compensation charges	—	—	64,873	—	—	64,873
Other comprehensive income	—	—	—	4,741	—	4,741
Net income	—	—	—	—	147,753	147,753
Balance as of September 30, 2023	125,454	$1,255	$6,736,939	$(32,339)	$(6,871,721)	$(165,866)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(194,394)	$(302,372)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,502	40,572
Amortization and interest accretion related to operating leases	34,714	32,486
Non-cash interest expense on liability related to the sale of future royalties	91,834	78,918
Stock-based compensation expense	180,439	179,686
Realized and unrealized loss on marketable equity securities	2,856	17,711
Change in fair value of development derivative liability	100,499	67,895
Other	(32,228)	15,088
Changes in operating assets and liabilities:
Accounts receivable, net	(27,042)	(91,808)
Inventory	12,741	6,377
Prepaid expenses and other assets	(22,052)	(32,427)
Accounts payable, accrued expenses and other liabilities	153,200	119,506
Operating lease liability	(37,837)	(35,014)
Deferred revenue	(218,882)	37,333
Net cash provided by operating activities	86,350	133,951
Cash flows from investing activities:
Purchases of property, plant and equipment	(25,183)	(46,902)
Purchases of marketable securities	(1,148,203)	(1,234,344)
Sales and maturities of marketable securities	1,128,656	1,189,990
Proceeds from maturity of restricted investments	57,875	58,475
Purchases of restricted investments	(77,075)	(58,475)
Other investing activities	—	(4,438)
Net cash used in investing activities	(63,930)	(95,694)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	266,673	116,570
(Repayment of) proceeds from development derivative, net	(3,511)	16,333
Net cash provided by financing activities	263,162	132,903
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,032	(4,506)
Net increase in cash, cash equivalents and restricted cash	287,614	166,654
Cash, cash equivalents and restricted cash, beginning of period	814,884	868,556
Cash, cash equivalents and restricted cash, end of period	$1,102,498	$1,035,210
Supplemental disclosure of cash flows:
Cash paid for interest	$55,248	$26,675
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
As of September 30, 2024, we have five marketed products, including one product commercialized by a collaborator, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the United States, or U.S., and Europe.
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
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our significant accounting policies during the nine-month period ended September 30, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In our condensed consolidated financial statements, we use estimates and assumptions related to our inventory valuation and related reserves, liability related to the sale of future royalties, development derivative liability, income taxes, deferred tax asset valuation allowances, revenue recognition, research and development expenses, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2024, will be sufficient to satisfy our working capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to this new standard.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the disclosure requirements related to this new standard.
3. NET PRODUCT REVENUES
Net product revenues, classified based on the geographic region in which the product is sold, consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
ONPATTRO
United States	$16,207	$21,869	$54,858	$77,246
Europe	24,327	50,371	106,091	166,442
Rest of World	9,759	9,349	35,805	31,852
Total	50,293	81,589	196,754	275,540

AMVUTTRA
United States	168,658	113,508	447,359	288,990
Europe	65,140	19,417	165,633	40,590
Rest of World	24,792	15,755	70,948	53,004
Total	258,590	148,680	683,940	382,584

GIVLAARI
United States	40,372	37,009	120,328	102,496
Europe	16,281	12,430	47,910	40,952
Rest of World	14,390	4,709	22,988	16,505
Total	71,043	54,148	191,226	159,953

OXLUMO
United States	14,933	9,713	44,009	27,564
Europe	19,977	15,086	61,907	40,611
Rest of World	5,310	3,937	17,561	8,934
Total	40,220	28,736	123,477	77,109

Total net product revenues	$420,146	$313,153	$1,195,397	$895,186

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of September 30, 2024	As of December 31, 2023
Receivables included in “Accounts receivable, net”	$266,380	$210,097

4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Roche	$16,289	$311,328	$107,475	$311,328
Regeneron Pharmaceuticals	37,948	80,254	272,141	97,407
Novartis AG	2,936	18,381	19,756	41,941
Other	214	17,509	3,901	19,102
Total	$57,387	$427,472	$403,273	$469,778

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of September 30, 2024	As of December 31, 2023
Receivables included in “Accounts receivable, net”	$64,576	$99,576
Contract liabilities included in “Deferred revenue”	$72,046	$290,763
We recognized revenue of $19.5 million and $248.6 million in the three and nine months ended September 30, 2024, respectively, and revenue of $50.5 million and $42.0 million in the three and nine months ended September 30, 2023, respectively, that was included in the contract liability balance at the beginning of the applicable period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenues, that are directly attributable to our collaboration agreements, by collaborator:

	Three Months Ended September 30,
	2024			2023
(In thousands)	Clinical and Manufacturing	External Services	Other	Clinical and Manufacturing	External Services	Other
Roche	$27,200	$317	$239	$—	$—	$—
Regeneron Pharmaceuticals	19,796	3,216	4,844	8,672	1,954	8,313
Other	3,488	—	—	1,047	1,139	1,179
Total	$50,484	$3,533	$5,083	$9,719	$3,093	$9,492

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2024			2023
(In thousands)	Clinical and Manufacturing	External Services	Other	Clinical and Manufacturing	External Services	Other
Roche	$63,838	$6,428	$1,807	$—	$—	$—
Regeneron Pharmaceuticals	36,591	10,449	13,803	27,144	4,104	27,006
Other	7,079	89	949	1,444	1,323	1,944
Total	$107,508	$16,966	$16,559	$28,588	$5,427	$28,950
The research and development expenses incurred for the agreements included in the table above consist of costs incurred for (i) clinical and manufacturing expenses, including manufacturing of clinical and preclinical product, (ii) external services, including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenues from collaborations. For the three and nine months ended September 30, 2024 and 2023, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
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
Roche has the right to terminate the Roche Agreement for any or no reason at all upon prior written notice; however, if the termination occurs after the achievement of the first development milestone and before the achievement of the third development milestone, Roche is required to pay us a termination fee of $50.0 million. In addition, either party may terminate the Roche Agreement for a material breach by, or insolvency of, the other party, subject to a cure period. Unless earlier terminated pursuant to its terms, the Roche Agreement will remain in effect until expiration on a country-by-country basis (a) in the Roche Territory, upon expiration of the applicable royalty term in the applicable country and (b) in the Co-Commercialization Territory, upon expiration of the term of the co-commercialization efforts.
We evaluated the Roche Agreement and concluded that the Roche Agreement had elements that were within the scope of Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements.
As of the Effective Date, we identified the following promises in the Roche Agreement that were evaluated under the scope of ASC 606: (i) a co-exclusive license to develop zilebesiran worldwide and commercialize zilebesiran within the Co-Commercialization Territory, a non-exclusive license to manufacture zilebesiran in the Roche Territory solely for purposes of developing and commercializing zilebesiran in the Roche Territory, and an exclusive license to commercialize zilebesiran in the Roche Territory, collectively referred to as Roche License Obligation, (ii) development services, including the manufacture of

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
clinical supply, that support regulatory approval of zilebesiran, referred to as the Roche Development Services Obligation, and (iii) a technology transfer of the existing manufacturing process for zilebesiran, referred to as the Roche Technology Transfer Obligation. The three performance obligations under the Roche Agreement are collectively referred to as the Roche Performance Obligations.
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
As of September 30, 2024, the total transaction price was determined to be $922.0 million, an increase of $65.0 million from December 31, 2023. The increase is due to the achievement of the development milestone for the first patient dosed in the KARDIA-3 Phase 2 clinical trial.
The following tables provide a summary of the transaction price allocated to each performance obligation, in addition to revenue activity during the period, in thousands:

		Revenue Recognized During
	Transaction Price Allocated	Three Months Ended September 30,		Nine Months Ended September 30,
Performance Obligations	As of September 30, 2024	2024	2023	2024	2023
Roche License Obligation	$375,000	$—	$310,000	$65,000	$310,000
Roche Development Services Obligation	545,000	14,884	200	34,832	200
Roche Technology Transfer Obligation	2,000	—	—	—	—
	$922,000	$14,884	$310,200	$99,832	$310,200
As of September 30, 2024, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $488.2 million, which is expected to be recognized through the term of the Roche Agreement as the services are performed.
Regeneron Pharmaceuticals, Inc.
Overview
In 2019, we entered into a global, strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and central nervous system, or CNS, in addition to a select number of targets expressed in the liver, which we refer to as the Regeneron Collaboration. The Regeneron Collaboration is governed by a Master Agreement, referred to as the Regeneron Master Agreement. In connection with the Regeneron Master Agreement, we and Regeneron entered into (i) a co-co collaboration agreement covering the continued development of cemdisiran, our C5 siRNA, currently in development for C5 complement-mediated diseases, as a monotherapy, or the C5 Co-Co Collaboration Agreement, and (ii) a license agreement to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab and cemdisiran, or the C5 License Agreement. The Master Agreement, the C5 Co-Co Collaboration Agreement and the C5 License Agreement were accounted for as a single arrangement because the agreements were negotiated together.
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
In June 2024, we entered into an amended and restated C5 License Agreement, or the Amended C5 License Agreement, which terminated the C5 Co-Co Collaboration Agreement and granted Regeneron a worldwide license to cemdisiran as a monotherapy in addition to the license to cemdisiran in combination with anti-C5 antibodies. Through the Amended C5 License Agreement, Regeneron is now solely responsible for development, manufacturing and commercialization of cemdisiran as a monotherapy and in combination with anti-C5 antibodies. As part of the Amended C5 License Agreement, we will provide manufacturing technology transfer services for cemdisiran to Regeneron. Regeneron provided us with an upfront payment of $10.0 million, and we will receive certain milestone payments upon receipt of regulatory approval for cemdisiran as a monotherapy, and tiered double-digit royalties on net sales. The Amended C5 License Agreement did not change our rights to receive low double-digit royalties and commercial milestones of up to $325.0 million on any potential product sales if cemdisiran is used as part of a combination product.
Under the terms of the Regeneron Collaboration, we are working exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial research period of up to seven years, which we refer to as the Initial

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For any co-co collaboration agreement subsequently entered into, we and Regeneron will share equally all costs of, and profits from, development and commercialization activities. Reimbursement of our share of costs will be recognized as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income. In the event that a party exercises its opt-out right, the lead party will be responsible for all costs and expenses incurred in connection with the development and commercialization of the collaboration products under the applicable co-co collaboration agreement, subject to continued sharing of costs through defined points. If a party exercises its opt-out right, following the first commercial sale of the applicable collaboration product under a co-co collaboration agreement, the lead party is required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the opt-out right, subject to customary reductions and a reduction for opt-out transition costs.
Contract Modification
In June 2024, we determined the Amended C5 License Agreement does not meet the requirements to account for the contract modification as a separate contract under ASC 606 because the consideration exchanged for the additional distinct goods and services does not reflect the standalone selling price. Therefore, we have accounted for the Amended C5 License Agreement and Regeneron Master Agreement as a single combined contract. The modification date was determined to be the June 2024 effective date of the Amended C5 License Agreement.
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
The Amended C5 License Agreement did not change the Research Services Obligation or the C5 License Obligation, which were both performance obligations at the inception of our global, strategic collaboration with Regeneron prior to the contract modification. The Amended C5 License Agreement resulted in two additional performance obligations which are the

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
C5 Monotherapy Obligation and the Regeneron Technology Transfer Obligation. The C5 Monotherapy Obligation is considered functional intellectual property and distinct from other promises as Regeneron can benefit from the cemdisiran monotherapy license on its own or together with other readily available resources and the license is separately identifiable from the other promises in the contract. The Regeneron Technology Transfer Obligation is distinct as Regeneron can benefit from the cemdisiran monotherapy license transferred by us without the technology transfer given cemdisiran is in an advanced stage of clinical development and our utilization of third-party contract manufacturing organizations to manufacture cemdisiran. Therefore, the C5 Monotherapy Obligation and the Regeneron Technology Transfer Obligation each represent a separate performance obligation.
As of the modification date, we established a new transaction price of $329.7 million, which represents the remaining deferred revenue as of the modification date of $260.3 million, variable consideration of $59.4 million, which relates to estimated reimbursements and milestones for the Research Services Obligation, C5 License Obligation and Regeneron Technology Transfer Obligation, and the $10.0 million upfront payment related to the Amended C5 License Agreement. We allocated the $59.4 million of variable consideration to the respective performance obligation as the terms of the variable payments relate specifically to our efforts to satisfy the performance obligations and allocating the variable amount of consideration entirely to the respective performance obligations is consistent with the allocation objective of ASC 606 when considering all of the performance obligations and payment terms in the contract.
We determined that any variable consideration related to regulatory milestones was deemed to be fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments and we determined that we could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur. We determined that royalties and sales-based milestones relate solely to the license of intellectual property and were therefore excluded from the transaction price under the sales-or usage-based royalty exception of ASC 606.
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
The fixed consideration was allocated to the obligations based on the relative estimated standalone selling prices of each obligation, over which management has applied significant judgment. We developed the estimated standalone selling prices for the remaining Research Services Obligation, the remaining C5 License Obligation and the new Regeneron Technology Transfer Obligation primarily based on the levels of effort necessary to perform the services and the costs for full-time equivalent employees and expected resources to be committed plus a reasonable margin. We developed the estimated standalone selling price for the cemdisiran monotherapy license granted under the C5 Monotherapy Obligation using the adjusted market assessment approach based on a discounted cash flow model that establishes the forecasted earnings during the commercial period for cemdisiran as a monotherapy adjusted for probability of success.
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
For the Research Services Obligation, the C5 License Obligation, and the Regeneron Technology Transfer Obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up. We re-evaluate the transaction price as of the end of each reporting period and as of

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2024, the total transaction price was determined to be $166.7 million. Revenue recognized under this agreement is accounted for as collaboration revenue.
The following tables provide a summary of the transaction price allocated, deferred revenue as of the balance sheet date, and revenue recognized during the period for the remaining unsatisfied performance obligations, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of September 30, 2024	As of September 30, 2024	As of December 31, 2023
Research Services Obligation	$100,583	$45,474	$63,400
C5 License Obligation	60,191	22,102	27,500
Regeneron Technology Transfer Obligation	5,913	2,307	—
	$166,687	$69,883	$90,900

	Revenue Recognized During
	Three Months Ended September 30,		Nine Months Ended September 30,
Performance Obligations	2024	2023	2024	2023
Research Services Obligation	$11,100	$73,000	$29,800	$66,700
C5 License Obligation	8,400	700	18,900	6,000
	$19,500	$73,700	$48,700	$72,700
As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation, C5 License Obligation, and Regeneron Technology Transfer Obligation that was unsatisfied was $133.3 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
Novartis AG
2013 Collaboration with The Medicines Company
In February 2013, we entered into a license and collaboration agreement with The Medicines Company, or MDCO, pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9 for the treatment of hypercholesterolemia and other human diseases, including inclisiran. We refer to this agreement, as amended through the date hereof, as the MDCO License Agreement. In 2020, Novartis AG, or Novartis, completed its acquisition of MDCO and assumed all of MDCO’s rights and obligations under the MDCO License Agreement.
As of September 30, 2024, we have earned $120.0 million of milestones and we could be entitled to receive an additional $60.0 million commercialization milestone. In addition, we are entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$182,594	$182,594	$—	$—
Commercial paper	6,187	—	6,187	—
U.S. treasury securities	2,997	—	2,997	—
Marketable debt securities:
U.S. treasury securities	831,213	—	831,213	—
U.S. government-sponsored enterprise securities	462,785	—	462,785	—
Corporate notes	322,758	—	322,758	—
Commercial paper	50,214	—	50,214	—
Municipal securities	5,023	—	5,023	—
Marketable equity securities	8,322	8,322	—	—
Restricted cash (money market funds)	908	908	—	—
Total financial assets	$1,873,001	$191,824	$1,681,177	$—
Financial liabilities
Development derivative liability	$421,929	$—	$—	$421,929

(In thousands)	As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$166,059	$166,059	$—	$—
U.S. treasury securities	30,712	—	30,712	—
Commercial paper	2,685	—	2,685	—
Corporate notes	762	—	762	—
Marketable debt securities:
U.S. treasury securities	862,022	—	862,022	—
U.S. government-sponsored enterprise securities	441,341	—	441,341	—
Corporate notes	252,350	—	252,350	—
Commercial paper	56,216	—	56,216	—
Certificates of deposit	3,587	—	3,587	—
Marketable equity securities	11,178	11,178	—	—
Restricted cash (money market funds)	1,210	1,210	—	—
Total financial assets	$1,828,122	$178,447	$1,649,675	$—
Financial liabilities
Development derivative liability	$324,941	$—	$—	$324,941
For the nine months ended September 30, 2024 and 2023, there were no transfers into or out of Level 3 financial assets or liabilities. The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three and nine months ended September 30, 2024 or 2023.
The following tables summarize our marketable debt securities:

	As of September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$831,019	$3,231	$(40)	$834,210
U.S. government-sponsored enterprise securities	461,459	1,410	(84)	462,785
Corporate notes	320,957	1,823	(22)	322,758
Commercial paper	56,401	—	—	56,401
Municipal securities	5,010	13	—	5,023
Total	$1,674,846	$6,477	$(146)	$1,681,177

	As of December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$892,237	$1,085	$(588)	$892,734
U.S. government-sponsored enterprise securities	440,915	1,000	(574)	441,341
Corporate notes	252,487	945	(320)	253,112
Commercial paper	58,901	—	—	58,901
Certificates of deposit	3,587	—	—	3,587
Total	$1,648,127	$3,030	$(1,482)	$1,649,675
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of September 30, 2024	As of December 31, 2023
Marketable debt securities	$1,671,993	$1,615,516
Cash and cash equivalents	9,184	34,159
Total	$1,681,177	$1,649,675
7. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of September 30, 2024	As of December 31, 2023
Raw materials	$22,365	$23,346
Work in process	69,865	76,963
Finished goods	23,126	25,123
Total inventory	$115,356	$125,432
As of September 30, 2024 and December 31, 2023, we had $39.4 million and $36.3 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheets as we anticipate it being consumed beyond our normal operating cycle.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
(In thousands)	2024	2023
Cash and cash equivalents	$1,099,920	$1,033,024
Total restricted cash included in other assets	2,578	2,186
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,102,498	$1,035,210
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(32,792)	$(2,753)	$1,548	$10,622	$(23,375)
Other comprehensive loss before reclassifications	—	—	(4)	(6,327)	(6,331)
Amounts reclassified from accumulated other comprehensive loss	—	93	4,787	—	4,880
Net other comprehensive (income) loss	—	93	4,783	(6,327)	(1,451)
Balance as of September 30, 2024	$(32,792)	$(2,660)	$6,331	$4,295	$(24,826)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(32,792)	$(1,092)	$(9,470)	$(1,300)	$(44,654)
Other comprehensive (loss) income before reclassifications	—	—	(10)	8,356	8,346
Amounts reclassified from accumulated other comprehensive loss	—	(19)	3,988	—	3,969
Net other comprehensive (loss) income	—	(19)	3,978	8,356	12,315
Balance as of September 30, 2023	$(32,792)	$(1,111)	$(5,492)	$7,056	$(32,339)
Amounts reclassified out of accumulated other comprehensive (loss) income relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded within other expense, net in the condensed consolidated statements of operations and comprehensive (loss) income.
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
As of September 30, 2024 and December 31, 2023, the Notes are classified as a long-term liability, net of unamortized issuance costs of $11.3 million and $14.2 million, on the condensed consolidated balance sheets, respectively. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Notes was approximately $1.19 billion and $1.02 billion, respectively. The fair value was determined based on the last actively traded price per $100 of the Notes for the nine and twelve months ended September 30, 2024 and December 31, 2023 (Level 2), respectively. The Notes were issued at par and costs associated with the issuance of the Notes are amortized to interest expense over the contractual term of the Notes. As of September 30, 2024 and December 31, 2023, the effective interest rate of the Notes is 1%.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Due to our continuing involvement and an obligation to repay BX Bodyguard Royalties L.P., we record the proceeds from this transaction as a debt, net of closing costs, on our condensed consolidated balance sheets. We account for any royalties and commercial milestones due to us under the MDCO License Agreement as revenue on our condensed consolidated statements of operations and comprehensive (loss) income.
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. As of September 30, 2024 and December 31, 2023, our estimate of this total interest expense resulted in an effective annual interest rate of 9% and 8%, respectively. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
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
As of September 30, 2024 and December 31, 2023, the carrying value of the liability related to the sale of future royalties was $1.42 billion, net of closing costs of $9.3 million, and $1.38 billion, net of closing costs of $10.0 million, respectively. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2024 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2023	$1,377,239
Interest expense recognized	91,834
Payments	(44,708)
Carrying value as of September 30, 2024	$1,424,365
10. DEVELOPMENT DERIVATIVE LIABILITY
In August 2020, we entered into a co-development agreement, referred to as the Funding Agreement, with BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences, pursuant to which Blackstone Life Sciences will provide up to $150.0 million in funding for the clinical development of vutrisiran and zilebesiran, two of our cardiometabolic programs. As of September 30, 2024, Blackstone has provided $70.0 million to fund vutrisiran development costs related to the HELIOS-B Phase 3 clinical trial and $26.0 million to fund zilebesiran Phase 2 clinical trials. Furthermore, Blackstone Life Sciences has the right, but is not obligated, to fund up to $54.0 million for development costs related to a Phase 3 clinical trial of zilebesiran. The amount of funding ultimately provided by Blackstone Life Sciences for the Phase 3 clinical trial of zilebesiran is dependent on us achieving specified development milestones. As between Blackstone Life Sciences and the Company, we retain sole responsibility for the development and commercialization of both vutrisiran and zilebesiran.
As consideration for Blackstone Life Sciences’ funding for vutrisiran clinical development costs, we have agreed to pay Blackstone Life Sciences a 1% royalty on net sales of AMVUTTRA (vutrisiran) for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-cardiomyopathy, as well as fixed payments of up to 2.5 times their investment over a two-year period upon regulatory approval of vutrisiran for ATTR-cardiomyopathy in specified countries, unless vutrisiran is later withdrawn from the market following a mandatory recall. As consideration for Blackstone Life Sciences’ funding for Phase 2 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 3.25 times their Phase 2 investment over a four-year period upon the successful completion of the zilebesiran Phase 2 clinical trial, unless certain regulatory events affecting the continued development of zilebesiran occur. In September 2023, we announced positive topline results from the KARDIA-1 Phase 2 clinical trial of zilebesiran, triggering the achievement of a development milestone of $84.5 million payable to Blackstone Life Sciences in 16 equal, quarterly payments over four years. As consideration for Blackstone Life Sciences’ funding for Phase 3 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 4.5 times their Phase 3 investment over a four-year period upon regulatory approval of zilebesiran in specified countries, unless it is later withdrawn from the market following a mandatory recall.

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
We account for the Funding Agreement under ASC 815, Derivatives and Hedging, as a derivative liability, measured at fair value, recorded within accrued expenses or other liabilities on our condensed consolidated balance sheets, depending on timing of our payment to Blackstone Life Sciences. The change in fair value due to the remeasurement of the development derivative liability is recorded as other expense on our condensed consolidated statements of operations and comprehensive (loss) income.
As of September 30, 2024, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs, including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, assuming regulatory approval for ATTR amyloidosis with cardiomyopathy, (iv) our cost of borrowing (11%), and (v) Blackstone Life Sciences' cost of borrowing (6%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2023	$324,941
Amount received under the Funding Agreement	12,333
Amount paid under the Funding Agreement	(15,844)
Change in fair value of development derivative liability	100,499
Carrying value as of September 30, 2024	$421,929
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses on our condensed consolidated statements of operations, and stock-based compensation charges included in additional paid-in capital on our condensed consolidated statements of stockholders’ equity (deficit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Research and development	$19,794	$29,155	$87,124	$78,188
Selling, general and administrative	26,010	34,782	93,315	101,498
Total stock-based compensation expense	45,804	63,937	180,439	179,686
Capitalized stock-based compensation costs	808	936	2,424	3,313
Total stock-based compensation charges	$46,612	$64,873	$182,863	$182,999

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. NET (LOSS) INCOME PER COMMON SHARE
We compute basic net (loss) income per common share by dividing net (loss) income by the weighted-average number of common shares outstanding. We compute diluted net (loss) income per common share by dividing net (loss) income by the weighted-average number of common shares and dilutive potential common share equivalents then outstanding during the period. In the diluted net (loss) income per share calculation, net (loss) income is adjusted for the elimination of interest expense on the convertible debt. Potential common shares consist of shares issuable upon the vesting of restricted stock units, the exercise of stock options (the proceeds of which are then assumed to have been used to repurchase outstanding shares using the treasury stock method) and upon conversion of the convertible debt outstanding during the period (calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later). Because the inclusion of potential common shares would be anti-dilutive for periods presenting a net loss, diluted net (loss) income per common share is the same as basic net (loss) income per common share.
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of September 30,
(In thousands)	2024	2023
Options to purchase common stock, inclusive of performance-based stock options	5,388	1,301
Unvested restricted stock units, inclusive of performance-based restricted stock units	2,779	4
Convertible debt	3,616	—
Total	11,783	1,305
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net (loss) income, as reported	$(111,570)	$147,753	$(194,394)	$(302,372)
Adjustment for the elimination of interest expense on the convertible debt	—	3,525	—	—
Net (loss) income, for use in diluted income per share	$(111,570)	$151,278	$(194,394)	$(302,372)

Weighted-average common shares - basic	128,590	125,220	127,159	124,667
Effect of dilutive securities:
Convertible debt	—	3,616	—	—
Options to purchase common stock, inclusive of performance-based stock options	—	2,134	—	—
Restricted stock units, inclusive of performance-based restricted stock units	—	361	—	—
Employee stock purchase program	—	6	—	—
Weighted-average common shares - diluted	128,590	131,337	127,159	124,667

Net (loss) income per common share - basic	$(0.87)	$1.18	$(1.53)	$(2.43)
Net (loss) income per common share - diluted	$(0.87)	$1.15	$(1.53)	$(2.43)
13. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2024, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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
Patent Infringement Lawsuits
In March 2022, we filed separate lawsuits in the U.S. District Court for the District of Delaware against (1) Pfizer, Inc. and its subsidiary Pharmacia & Upjohn Co. LLC, collectively referred to as Pfizer, and (2) Moderna, Inc. and its subsidiaries ModernaTX, Inc., and Moderna US, Inc., collectively referred to as Moderna, seeking damages for infringement of U.S. Patent No. 11,246,933, or ‘933 Patent, in Pfizer’s and Moderna’s manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. The patent relates to the Company’s biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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
On May 26, 2023, we filed additional lawsuits against Pfizer and Moderna in Delaware seeking damages for infringing the ‘229 patent. In addition to this patent, we also alleged infringement of U.S. Patent Nos. 11,633,479, or the ‘479 patent, and 11,633,480 against both Pfizer and Moderna and of U.S. Patent No. 11,612,657 against Pfizer only.
On August 9, 2023, a Markman hearing was held in the U.S. District Court for the District of Delaware to consider the meaning of three disputed terms as used in the ’933 and ’979 patents. On August 21, 2023, the court issued an order construing two of the three terms, and deferred a ruling on the third term pending an evidentiary hearing, which was held on January 4, 2024, with the final ruling deferred pending the outcome of an additional evidentiary hearing, which was held on July 12, 2024, followed by an additional evidentiary hearing, which was held on September 19, 2024, at which time the court construed the final claim term narrowly. Following the August 21, 2023 order, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and such judgment was entered by the court on August 30, 2023. On September 7, 2023, we appealed the claim construction ruling to the Court of Appeals for the Federal Circuit in the initial lawsuit against Moderna. The

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
claim construction ruling initially did not affect one of the patents in the lawsuit filed against Moderna on May 26, 2023, but following a hearing held on August 15, 2024, on September 10, 2024 the court entered a ruling in the same manner as in the other earlier case and on October 2, 2024, we and Moderna jointly agreed to a final judgment of non-infringement of the ‘479 patent while preserving all rights to appeal. On October 16, 2024, Moderna filed a motion seeking recovery of fees incurred by them from the time we agreed to a judgment of non-infringement in the first case until the time we agreed to a judgment of non-infringement in the second case, which period runs from approximately September 2023 to October 2024. Our reply is due November 6, 2024. In light of the early stage of this matter, no determination has been made that a loss, if any, arising from this matter is probable or that the amount of any such loss, or range of loss, is reasonably estimable.
The two separate suits against Pfizer are ongoing and in September 2023, we and Pfizer agreed to consolidate the 2022 and 2023 lawsuits into one case with a trial date set for July 7, 2025.
On July 12, 2024, Acuitas Therapeutics, Inc., or Acuitas, filed a declaratory judgment action against us in the U.S. District Court for the District of Delaware, seeking a judgment adding certain Acuitas employees as co-inventors on the patents we have asserted against Pfizer/BioNTech and Moderna in our lawsuits. On September 19, 2024, we filed a motion to dismiss, arguing Acuitas did not have standing to sue and failed to state a claim upon which relief could be granted. The court has not ruled on our motion to dismiss.
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification provisions as of September 30, 2024.

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
AMVUTTRA is approved in the U.S. for the treatment of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, with polyneuropathy in adults, in the European Union, or EU, and the United Kingdom, or UK, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries. Regulatory reviews continue in other territories. In June 2024, we reported positive topline results from the HELIOS-B clinical trial of vutrisiran (the generic name of AMVUTTRA) in patients with ATTR amyloidosis with cardiomyopathy and announced that we plan to proceed with global regulatory filings later this year seeking approval of AMVUTTRA as a potential treatment for ATTR amyloidosis with cardiomyopathy. In August and September 2024, we reported detailed results from the HELIOS-B clinical trial. On October 9, 2024, we announced that we had filed a supplemental New Drug Application, or sNDA, with the United States Food and Drug Administration, or the FDA, using a Priority Review Voucher, and on October 16, 2024, we announced that we had submitted a Type II Variation to the European Medicines Agency, or the EMA.
ONPATTRO is approved in the U.S. for the treatment of the polyneuropathy of hATTR amyloidosis in adults and has also been approved in the EU for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of TTR-type familial amyloidosis with polyneuropathy, and in multiple additional countries. Patisiran (the generic name of ONPATTRO) is under regulatory review with the Brazilian Health Regulatory Agency (ANVISA) for the treatment of ATTR amyloidosis with cardiomyopathy.
GIVLAARI is approved in the U.S. for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in several other countries. Regulatory filings for givosiran (the generic name of GIVLAARI) in additional territories are pending or planned during 2024 and beyond.
OXLUMO is approved in the U.S. for the treatment of primary hyperoxaluria type 1, or PH1, to lower urinary and plasma oxalate levels in pediatric and adult patients, and in the EU and the UK for the treatment of PH1 in all age groups. OXLUMO has also been approved in several other countries and regulatory filings for lumasiran (the generic name of OXLUMO) in additional territories are pending or planned during 2024 and beyond.
Leqvio (inclisiran), our fifth product, is being developed and commercialized by our collaborator Novartis AG, or Novartis, and has received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of low-density lipoprotein cholesterol, or LDL-C. In July 2023, the FDA approved an expanded indication for Leqvio to include treatment of adults with high LDL-C and who are at increased risk of heart disease. Leqvio has also been approved in China and Japan, and as of the end of September 2024, Leqvio had been registered in more than 100 countries and was commercially available in 78.
In addition to our marketed products, as part of our Alnylam P5x25 strategy, we have multiple drivers of future growth, including the development of transformative medicines to treat prevalent disease. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen in development for the treatment of hypertension. In 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development and commercialization of zilebesiran. In March 2024, we reported positive topline results from our KARDIA-2 clinical trial, which is designed to evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. In April 2024, we dosed the first patient in our KARDIA-3 clinical trial, which is designed to evaluate the efficacy and safety of zilebesiran as an add-on therapy in adult patients with high cardiovascular risk and uncontrolled hypertension despite treatment with two to four standard of care antihypertensive medications.
We are also advancing mivelsiran (formerly ALN-APP), an investigational RNAi therapeutic targeting amyloid precursor protein in development for the treatment of Alzheimer’s disease and cerebral amyloid angiopathy, or CAA. In October 2024, we announced positive interim results from the multiple dose portion of the Phase 1 clinical trial of mivelsiran in patients with early-onset Alzheimer’s disease. In July 2024, we initiated dosing in the cAPPRicorn-1 Phase 2 clinical trial of mivelsiran in patients with CAA.
We have additional late-stage investigational programs advancing toward potential commercialization, including fitusiran for the treatment of hemophilia, which is being advanced by our collaborator Genzyme Corporation, a Sanofi Company, or Sanofi, and for which an NDA has been filed with the FDA with a target action date of March 28, 2025, and cemdisiran for the treatment of complement-mediated diseases, which our collaborator, Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing in combination with pozelimab in Phase 3 clinical trials in myasthenia gravis and geographic atrophy and as a monotherapy in a Phase 3 clinical trial in paroxysmal nocturnal hemoglobinuria.
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
We have incurred significant losses since we commenced operations in 2002 and as of September 30, 2024, we had an accumulated deficit of $7.20 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we may incur additional operating losses. We will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve financial self-sustainability by the end of 2025. We anticipate that our operating results will continue to fluctuate for the foreseeable future, therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of September 30, 2024, we generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the U.S. and Europe. However, our ongoing development and regulatory efforts may not be successful and we may not be able to commence sales of any other products and/or successfully expand the label of or market and sell our existing commercialized products or any other approved products in the future. A meaningful portion of our total revenues in recent years has been derived from collaboration revenues from collaborations with Roche, Regeneron and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic collaborations. Such collaborations include, or may include in the future, license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, including royalties on sales of Leqvio made by our collaborator Novartis, as well as proceeds from the sale of equity or debt.
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

The table below represents our commercial products and late- and early-stage development programs as of October 31, 2024.

PRODUCT	DISEASE	PIPELINE: PHASE 1	PHASE 2	PHASE 3	COMMERCIAL
TTR					
ONPATTRO® (patisiran)	hATTR Amyloidosis with Polyneuropathy (PN)				
AMVUTTRA® (vutrisiran)	hATTR Amyloidosis with Polyneuropathy (PN)				
Vutrisiran	ATTR Amyloidosis with Cardiomyopathy (CM)				
ALN-TTRsc04	ATTR Amyloidosis				
RARE					
GIVLAARI® (givosiran)	Acute Hepatic Porphyria (AHP)				
OXLUMO® (lumasiran)	Primary Hyperoxaluria Type 1 (PH1)				
Fitusiran	Hemophilia[1]				
Cemdisiran (+/- Pozelimab)	Myasthenia Gravis[1]				
Cemdisiran (+ Pozelimab)	Paroxysmal Nocturnal Hemoglobinuria[1]				
CARDIOVASCULAR					
Leqvio® (inclisiran)	Hypercholesterolemia[1]				
Zilebesiran	Hypertension[2]				
METABOLIC					
ALN-HSD	NASH[1]				
ALN-PNP	NASH[3]				
NEUROLOGIC					
Mivelsiran (ALN-APP)	Cerebral Amyloid Angiopathy (CAA)				
Mivelsiran (ALN-APP)	Alzheimer's Disease				
ALN-HTT02	Huntington's Disease[4]				
ALN-SOD	SOD1 Amyotrophic Lateral Sclerosis (ALS)[3]				
OTHER					
Cemdisiran (+/- Pozelimab)	Geographic Atrophy[1]				
Elebsiran (ALN-HBV02/VIR-2218)	Hepatitis B Virus Infection[5]				
Elebsiran (ALN-HBV02/VIR-2218)	Hepatitis D Virus Infection[5]				
ALN-BCAT	Hepatocellular Carcinoma				
ALN-ANG3	Healthy Volunteers[1]				

1 Out-licensed with milestones and/or royalties
2 Partnered, Alnylam-led development with US profit split and milestones/royalties ex-US
3 Partner-led with profit split
4 Partnered, Alnylam-led with profit split
5 Partner-led with Alnylam option for profit split

During the third quarter of 2024 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: ONPATTRO & AMVUTTRA
•We achieved global net product revenues for ONPATTRO and AMVUTTRA for the third quarter of 2024 of $50.3 million and $258.6 million, respectively.
Total Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the third quarter of 2024 of $71.0 million and $40.2 million, respectively.
Late-Stage Clinical Development
•We submitted an sNDA to the FDA using a Priority Review Voucher, as well as a Type II Variation to the EMA, for vutrisiran for the treatment of ATTR amyloidosis with cardiomyopathy.
•We announced positive initial results from the multiple dose portion of the Phase 1 study of mivelsiran in patients with Alzheimer’s disease.
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
Roche. In July 2023, we entered into the Roche Collaboration and License Agreement, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran. Under the Roche Collaboration and License Agreement, we granted to Roche (i) co-exclusive rights to develop zilebesiran worldwide and commercialize zilebesiran in the U.S., (ii) exclusive rights to commercialize zilebesiran outside of the U.S., and (iii) non-exclusive rights to manufacture zilebesiran for the development and commercialization of zilebesiran outside of the U.S. Roche made an upfront payment of $310.0 million. In April 2024, we achieved the development milestone associated with the dosing of the first patient in the KARDIA-3 Phase 2 clinical trial and received a $65.0 million development milestone payment from Roche. In addition, we are eligible to receive up to an additional $2.45 billion in contingent payments based on the achievement of specified development, regulatory and sales-based milestones. We are responsible for forty percent (40%), and Roche is responsible for the remaining sixty percent (60%), of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche share equally (50/50) all costs incurred in connection with development activities that are conducted to support regulatory approval of zilebesiran in the U.S. Upon regulatory approval, Roche will be solely responsible for costs incurred in connection with commercialization of zilebesiran outside of the U.S. and will pay us tiered, low double digit royalties based on net sales of zilebesiran on a country-by-country basis outside of the U.S. during the royalty term. We and Roche will share equally (50/50) profits and losses (including commercialization costs) of zilebesiran in the U.S.
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
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total revenues	$500,919	$750,530	$(249,611)	(33)%	$1,655,077	$1,388,574	$266,503	19%
Operating costs and expenses	$577,824	$536,663	$41,161	8%	$1,726,803	$1,554,345	$172,458	11%
(Loss) income from operations	$(76,905)	$213,867	$(290,772)	(136)%	$(71,726)	$(165,771)	$94,045	(57)%
Net (loss) income	$(111,570)	$147,753	$(259,323)	(176)%	$(194,394)	$(302,372)	$107,978	(36)%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net product revenues	$420,146	$313,153	$106,993	34%	$1,195,397	$895,186	$300,211	34%
Net revenues from collaborations	57,387	427,472	(370,085)	(87)%	403,273	469,778	(66,505)	(14)%
Royalty revenue	23,386	9,905	13,481	136%	56,407	23,610	32,797	139%
Total	$500,919	$750,530	$(249,611)	(33)%	$1,655,077	$1,388,574	$266,503	19%

Net Product Revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
ONPATTRO
United States	$16,207	$21,869	$(5,662)	(26)%	$54,858	$77,246	$(22,388)	(29)%
Europe	24,327	50,371	(26,044)	(52)%	106,091	166,442	(60,351)	(36)%
Rest of World	9,759	9,349	410	4%	35,805	31,852	3,953	12%
Total	50,293	81,589	(31,296)	(38)%	196,754	275,540	(78,786)	(29)%

AMVUTTRA
United States	168,658	113,508	55,150	49%	447,359	288,990	158,369	55%
Europe	65,140	19,417	45,723	235%	165,633	40,590	125,043	308%
Rest of World	24,792	15,755	9,037	57%	70,948	53,004	17,944	34%
Total	258,590	148,680	109,910	74%	683,940	382,584	301,356	79%

GIVLAARI
United States	40,372	37,009	3,363	9%	120,328	102,496	17,832	17%
Europe	16,281	12,430	3,851	31%	47,910	40,952	6,958	17%
Rest of World	14,390	4,709	9,681	206%	22,988	16,505	6,483	39%
Total	71,043	54,148	16,895	31%	191,226	159,953	31,273	20%

OXLUMO
United States	14,933	9,713	5,220	54%	44,009	27,564	16,445	60%
Europe	19,977	15,086	4,891	32%	61,907	40,611	21,296	52%
Rest of World	5,310	3,937	1,373	35%	17,561	8,934	8,627	97%
Total	40,220	28,736	11,484	40%	123,477	77,109	46,368	60%

Total net product revenues	$420,146	$313,153	$106,993	34%	$1,195,397	$895,186	$300,211	34%
Net product revenues increased during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, due to growth from AMVUTTRA driven by increased patient demand, partially offset by a decrease in ONPATTRO due to patient switches to AMVUTTRA, as well as increased patients on GIVLAARI and OXLUMO therapies.
Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations and royalty revenue consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Roche	$16,289	$311,328	$(295,039)	(95)%	$107,475	$311,328	$(203,853)	(65)%
Regeneron Pharmaceuticals	37,948	80,254	(42,306)	(53)%	272,141	97,407	174,734	179%
Novartis AG	2,936	18,381	(15,445)	(84)%	19,756	41,941	(22,185)	(53)%
Other	214	17,509	(17,295)	(99)%	3,901	19,102	(15,201)	(80)%
Total net revenues from collaborations	$57,387	$427,472	$(370,085)	(87)%	$403,273	$469,778	$(66,505)	(14)%

Royalty revenue	$23,386	$9,905	$13,481	136%	$56,407	$23,610	$32,797	139%

Net revenues from collaborations decreased during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily driven by:
•revenue recognized under our Roche Collaboration due to the recognition of $310.0 million of revenue upon the transfer of licenses to Roche during the third quarter of 2023; and
•revenue recognized under our Regeneron Collaboration due to recognition of a cumulative catch-up adjustment of $65.0 million of revenue during the third quarter of 2023 from the $100.0 million milestone earned for achieving certain criteria during early clinical development of mivelsiran (formerly ALN-APP).
Partially offset by:
•revenue recognized under our Regeneron Collaboration as we modified the collaboration in June 2024 and provided Regeneron with an exclusive license to develop, manufacture and commercialize cemdisiran as a monotherapy, and recognition of $65.0 million in revenue under our Roche Collaboration associated with dosing the first patient in the zilebesiran KARDIA-3 clinical trial during the nine months ended September 30, 2024.
Royalty revenue increased during the three and nine months ended September 30, 2024, as compared to the same period in 2023, due to increased volume and rate of royalties earned from global net sales of Leqvio by our collaborator, Novartis.
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
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of goods sold	$81,980	$79,473	$2,507	3%	$203,864	$196,241	$7,623	4%
Cost of goods sold as a percentage of net product revenues	19.5%	25.4%			17.1%	21.9%

Cost of collaborations and royalties	3,925	4,836	(911)	(19)%	16,689	28,307	(11,618)	(41)%
Research and development	270,926	253,179	17,747	7%	826,063	732,274	93,789	13%
Selling, general and administrative	220,993	199,175	21,818	11%	680,187	597,523	82,664	14%
Total	$577,824	$536,663	$41,161	8%	$1,726,803	$1,554,345	$172,458	11%
Cost of goods sold
Cost of goods sold as a percentage of net product revenues decreased during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to higher costs in 2023 associated with cancelled manufacturing commitments and the impairment of ONPATTRO inventory that had been manufactured for future demand associated with the use of patisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy for which we did not receive regulatory approval in the U.S. These decreases were partially offset by higher volume and royalty rates payable on net sales of AMVUTTRA.
Excluding the one-time events in 2023 associated with cancelled manufacturing commitments and the impairment of ONPATTRO, we expect our cost of goods sold as a percent of net product revenues will increase in 2024, as compared to 2023, driven by the increased volume and rate of royalties payable of net sales on AMVUTTRA
Cost of collaborations and royalties
Cost of collaborations and royalties decreased during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to decreased demand for GalNAc material supplied to our collaborators in support of certain product manufacturing as our collaborators transition to producing the material independently.
We expect cost of collaborations and royalties will continue to decrease during 2024, as compared to 2023, as a result of our collaborators transitioning to produce GalNAc independently and reduced royalties payable from the expiration of licenses of third-party intellectual property.

Research and development
Research and development expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Clinical research and outside services	$134,880	$112,558	$22,322	20%	$379,886	$333,853	$46,033	14%
Compensation and related	75,316	68,112	7,204	11%	239,287	197,539	41,748	21%
Occupancy and all other costs	40,936	43,354	(2,418)	(6)%	119,766	122,694	(2,928)	(2)%
Stock-based compensation	19,794	29,155	(9,361)	(32)%	87,124	78,188	8,936	11%
Total	$270,926	$253,179	$17,747	7%	$826,063	$732,274	$93,789	13%
For the three and nine months ended September 30, 2024, the increase in research and development expenses, as compared to the same periods in 2023, was primarily due to the following:
•increased clinical trial expenses primarily associated with zilebesiran in the KARDIA-3 trial and mivelsiran in the cAPPRicorn-1 clinical trial due to increased Phase 2 activities;
•increased costs associated with our preclinical activities as we develop our clinical pipeline of RNAi therapeutics targeting multiple tissue types; and
•increased employee compensation and related expenses to support our research and development pipeline and development expenses.
Partially offset by:
•decreased expenses within other clinical programs, specifically the APOLLO-B Phase 3 clinical trial of patisiran due to the wind down of clinical activities during the open label extension period.
During the three and nine months ended September 30, 2024 and 2023, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical services, including the manufacture of clinical product.
The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaborator:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Roche	$27,756	$—	$72,073	$—
Regeneron Pharmaceuticals	27,856	18,939	60,843	58,254
Other	3,488	3,365	8,117	4,711
Total	$59,100	$22,304	$141,033	$62,965
Selling, general and administrative
Selling, general and administrative expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Compensation and related	$89,673	$75,199	$14,474	19%	$277,420	$225,032	$52,388	23%
Consulting and professional services	68,329	54,187	14,142	26%	191,819	162,723	29,096	18%
Occupancy and all other costs	36,981	35,007	1,974	6%	117,633	108,270	9,363	9%
Stock-based compensation	26,010	34,782	(8,772)	(25)%	93,315	101,498	(8,183)	(8)%
Total	$220,993	$199,175	$21,818	11%	$680,187	$597,523	$82,664	14%
For the three and nine months ended September 30, 2024, the increase in selling, general and administrative expenses, as compared to the same periods in 2023, was primarily due to increased marketing investment associated with promotion of our TTR therapies and increased employee compensation expenses.
We expect that research and development expenses combined with selling, general and administrative expenses will continue to increase during 2024, as compared to 2023, as we continue to build out our global commercial and compliance infrastructure, launch our current commercial products into new markets, prepare for future commercial product launches, including the launch of AMVUTTRA for cardiomyopathy, assuming regulatory approvals, advance our product candidates, including collaboration programs, into later-stage development, advance and develop our platform and pre-clinical pipeline, and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.
Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense	$(34,376)	$(30,893)	$(3,483)	11%	$(102,887)	$(89,883)	$(13,004)	14%
Interest income	32,146	25,425	6,721	26%	90,973	65,155	25,818	40%
Other expense, net
Realized and unrealized gains (losses) on marketable equity securities	(1,567)	(16,844)	15,277	(91)%	(2,856)	(17,711)	14,855	(84)%
Change in fair value of development derivative liability	(36,271)	(31,209)	(5,062)	16%	(100,499)	(67,895)	(32,604)	48%
Other	8,310	(9,605)	17,915	(187)%	3,578	(19,725)	23,303	(118)%
Total	$(31,758)	$(63,126)	$31,368	(50)%	$(111,691)	$(130,059)	$18,368	(14)%
Total other expense decreased during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to increased interest income driven by higher market interest rates on our marketable debt securities, decreased realized and unrealized losses on our marketable equity securities holdings, partially offset by increased expense associated with the change in fair value of the development derivative liability as a result of valuation updates primarily driven by the positive topline results for the HELIOS-B clinical trial announced in June 2024.
Provision for Income Taxes
We recorded a provision for income taxes of $2.9 million and $11.0 million for the three and nine months ended September 30, 2024, respectively, and a provision of $3.0 million and $6.5 million for the three and nine months ended September 30, 2023, respectively, which primarily represents tax expense for foreign subsidiaries that are profitable and state taxes.
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. As of September 30, 2024, we continue to maintain a full valuation allowance against our U.S., Bermuda and Switzerland deferred tax assets. We will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. It is possible that within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance attributable to Switzerland will no longer be needed. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and may result in a material decrease to income tax expense for the period the release is recorded.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$86,350	$133,951
Investing activities	$(63,930)	$(95,694)
Financing activities	$263,162	$132,903
Operating activities
Net cash provided by operating activities decreased during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to decreased cash received from our collaborators, partially offset by stronger cash receipts from increased product sales.

Investing activities
Net cash used in investing activities decreased during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to the timing of net investments of cash into our marketable debt securities.
Financing activities
Net cash provided by financing activities increased during the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to increased net proceeds from the issuance of common stock in connection with stock option exercises.
Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of September 30, 2024, have received regulatory approval and commercially launched four products. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products or successfully expand the indications for our approved products, including AMVUTTRA, in the future. In addition, we may incur additional operating losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Our expected working and other capital requirements are described in our 2023 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2024, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our 2023 Annual Report on Form 10-K.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2024, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, there have been no significant changes to the financial market risks described as of December 31, 2023. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced significant operating losses since our inception. As of September 30, 2024, we had an accumulated deficit of $7.20 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2024 and beyond, we may never attain profitability or positive cash flow from operations. For the three and nine months ended September 30, 2024, we recognized $420.1 million and $1.20 billion, respectively, in net product revenues from sales of ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO. We may continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve financial self-sustainability by the end of 2025. While we believe our current cash, cash equivalents and marketable equity and debt securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including milestones and royalties on Leqvio sales, should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate product, collaboration and royalty revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from collaborations with pharmaceutical and biotechnology companies, including Roche, Regeneron, Sanofi and Novartis. We cannot be certain that we will be able to maintain our existing collaborations, secure and maintain new collaborations, meet our obligations under collaboration agreements, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new collaborations. Moreover, we cannot be certain that our collaborators, including Roche and Novartis, will continue to successfully execute their obligations under our collaboration agreements and generate collaboration and royalty revenues for us.
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
As of September 30, 2024, we had $2.78 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our financial condition. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decline. The market risks associated with our investment portfolio may have an adverse effect on our operating results, liquidity and financial condition.

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
Additionally, in January 2024, the U.S. House of Representatives introduced the BIOSECURE ACT (H.R. 7085), which was subsequently amended on May 15, 2024 and passed by the U.S. House of Representatives on September 9, 2024, and the Senate advanced a substantially similar bill (S.3558), both of which would prohibit U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” would be used in the performance of that contract. Generally, a “biotechnology company of concern” is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary’s government and poses a risk to the national security of the U.S. The final language, pathway and timing for either of these bills or their provisions to become law remain uncertain. Nonetheless, if these bills became law, or similar laws are passed, they would have the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive reimbursement from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation described above and alternative arrangements may need to be made.
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
We use social media to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat, including in connection with our commercialization efforts for our approved products. We intend to do the same for our future products, if approved. While we believe our social media use is appropriate under current regulatory guidance, social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, for our clinical-stage candidates, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event, or AE. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable AE reporting obligations or that we may not be able to defend our business in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.
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
If we enter into clinical trials, the results from nonclinical testing or early or late-stage clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, we recently reported positive results from the HELIOS-B Phase 3 clinical trial of vutrisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy. While vutrisiran demonstrated positive results in the clinical trial, we cannot be certain that the results from HELIOS-B will support approval of vutrisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development, including with respect to vutrisiran, could have a material adverse effect on our business, prospects, operating results and financial condition. Moreover, certain of our product candidates employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective.
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
Our and our collaborated product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our collaborators are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin selling them, or, in the case of vutrisiran, will not obtain regulatory approval to be sold for an additional, broader indication than the indication for which it is currently approved. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate is not sufficient to support the approval of an application for regulatory approval. For example, although we reported positive results from the APOLLO-B Phase 3 clinical trial of patisiran in patients with ATTR amyloidosis with cardiomyopathy, in October 2023, the FDA issued a CRL in response to our sNDA for patisiran, indicating the sNDA could not be approved in its present form.
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
For example, ONPATTRO utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, and which may not compete favorably with other available options for the treatment of hATTR amyloidosis with polyneuropathy in adults, including WAINUA (eplontersen), which is marketed by AstraZeneca and Ionis, and administered subcutaneously, or tafamidis, which is marketed by Pfizer in several countries in pill form. In addition, fitusiran represents a new approach to treating hemophilia, which may not be readily accepted by physicians and patients and their caregivers. Vutrisiran, if approved for the treatment of ATTR amyloidosis with cardiomyopathy, could face similar challenges in market acceptance.
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
The patient populations suffering from hATTR amyloidosis with polyneuropathy, ATTR amyloidosis with cardiomyopathy, AHP and PH1 have not been established with precision. If the actual number of patients suffering from these diseases is smaller than we estimate, or if we fail to raise awareness of these diseases and diagnosis is not improved, our business, prospects, operating results and financial condition may be adversely affected.
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
We remain focused on these laws and the activities they regulate and maintain a global compliance program designed to empower our business to operate in compliance with their requirements.
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
As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, re-examination and opposition proceedings, as well as pre- and post-grant review proceedings in various patent offices relating to patent rights in the RNAi field. In addition, third parties may challenge the validity of our patents. For example, a third party has filed an opposition in the European Patent Office, or EPO, against our owned patent EP 2723758, with claims directed to RNAi compositions and methods for silencing ANGPTL3, arguing that the granted claims are invalid. Following an oral hearing in February 2021, the patent was revoked. A notice of appeal of the EPO’s decision was filed in June 2021 and following an oral hearing in November 2023, the appeal was dismissed resulting in the patent remaining revoked. In March 2022, a third party filed an opposition with the EPO against our owned patent EP3105331, which is directed to RNAi compositions and methods for silencing ketohexokinase, seeking to revoke the patent. An oral hearing has not yet been scheduled by the EPO. In addition, in February 2023, a third party filed an opposition with the EPO against our owned patent EP 3366775, titled “Modified RNA Agents” seeking to revoke the patent. An oral hearing has been scheduled for November 21 and 22, 2024. Additionally, the validity of two Chinese patents (ZL201380063930.5 and ZL201810143112.0) relating to inclisiran were challenged by a third party in China. The China National Intellectual Property Administration recently issued decisions confirming that patent No. ZL201380063930.5 remained valid as a whole, and patent No. ZL201810143112.0 remained valid based on the amended version of the claims we submitted. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business, prospects, operating results and financial condition if we are not successful in defending the patentability and scope of our pending and issued patent claims. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business, prospects, operating results and financial condition and on our ability to successfully compete in the field of RNAi.
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
Third parties may sue us for infringing their patent rights. For example, in October 2017, Silence sued us in the UK alleging that ONPATTRO and other investigational RNAi therapeutics we or MDCO were developing infringed one or more Silence patents. In December 2018 we and Silence settled all ongoing litigation between us. A third party may also claim that we have improperly obtained or used its confidential or proprietary information.
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
We may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp., or Merck. In April 2018, we and Dicerna settled all claims in the litigation between us. In March 2022, we announced that we separately filed suit in United States District Court for the District of Delaware against Pfizer and Moderna seeking damages for infringement of U.S. Patent No. 11,246,933, or the ’933 patent in the parties’ manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. Pfizer joined BioNTech SE, or BioNTech, to the suit and filed counterclaims. In July 2022, we filed an additional lawsuit in United States District Court for the District of Delaware against each of Pfizer/BioNTech and Moderna seeking damages for infringing U.S. Patent No. 11,382,979, or the

’979 patent. The court combined the two patents in a single suit for each of Pfizer/BioNTech, or the 2022 Lawsuit, and Moderna with trial dates set for each in November 2024. On May 26, 2023, we filed additional lawsuits against Pfizer and Moderna in Delaware seeking damages for infringing U.S. Patent No. 11,590,229 in the United States District Court for the District of Delaware. In addition to this patent, we added U.S. Patent Nos. 11,633,479 and 11,633,480 in the more recently filed suits against both Pfizer and Moderna and also U.S. Patent No. 11,612,657 against Pfizer only. On August 9, 2023, a Markman hearing was held in the U.S. District Court for the District of Delaware to consider the meaning of three disputed terms as used in the ’933 and ’979 patents, and on August 21, 2023, the court issued an order construing two of the three terms, and deferred a ruling on the third term pending an evidentiary hearing, which was held on January 4, 2024 with the final ruling deferred pending the outcome of an additional hearing, which was held on July 12, 2024. Following the August 21, 2023 order, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and that judgment was entered by the court on August 30, 2023, and on September 7, 2023, we appealed the claim construction ruling to the Court of Appeals for the Federal Circuit in the 2022 lawsuit against Moderna. The claim construction ruling initially did not affect one of the patents in the lawsuit filed against Moderna on May 26, 2023, but following a Markman hearing held on August 15, 2024, the court entered a ruling on September 10, 2024, in the same manner as in the earlier case. On October 2, 2024, we and Moderna jointly agreed to final judgment of non-infringement. On October 16, 2024, Moderna filed a motion seeking recovery of fees incurred by them from the time we agreed to a judgment of non-infringement in the first case until the time we agreed to a judgment of non-infringement in the second case, which period runs from approximately September 2023 to October 2024. Our reply is due November 6, 2024. In September 2023, we and Pfizer/BioNTech agreed to consolidate the 2022 Lawsuit and 2023 lawsuits into one case. On January 4, 2024, a hearing was held in the consolidated Pfizer/BioNTech case to construe a final claim, which was subject to an additional evidentiary hearing held on July 12, 2024 with the court issuing its order on August 12, 2024. The trial date for the consolidated Pfizer/BioNTech case is scheduled for July 7, 2025. On July 12, 2024, Acuitas Therapeutics Inc., or Acuitas, filed a declaratory judgment action against us in the U.S. District Court for the District of Delaware, seeking a judgment adding certain Acuitas employees as co-inventors on the patents we have asserted against Pfizer/BioNTech and Moderna in our lawsuits. On September 19, 2024, we filed a motion to dismiss which has not yet been ruled upon. The aforementioned patents relate to our biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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
For example, assuming regulatory approval, vutrisiran, our RNAi therapeutic in development for treatment of ATTR amyloidosis with cardiomyopathy, would compete with VYNDAQEL/VYNDAMAX (tafamidis), marketed by Pfizer, which is currently approved to treat this disease. In addition, BridgeBio announced positive results from its Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR amyloidosis with cardiomyopathy in July 2023, and announced in February 2024 that the FDA accepted its NDA for filing with a PDUFA action date of November 29, 2024. BridgeBio also announced that the

EMA accepted its marketing authorization application with a decision expected in 2025, and that it anticipates additional global regulatory submissions. We are also aware of other product candidates in clinical development for the treatment of ATTR amyloidosis with cardiomyopathy, including WAINUA (eplontersen), a drug being developed by Ionis and AstraZeneca plc, or AstraZeneca, and is in Phase 3 clinical development; NTLA-2001, which is being developed by Intellia Therapeutics, Inc. and Regeneron and is in Phase 3 clinical development; NNC-6019, which is being developed by Novo Nordisk and is in Phase 2 clinical development; and NI006, which is being developed by Neurimmune AG and AstraZeneca plc and is in Phase 3 clinical development. We expect to face competition from any of these and potentially other additional new drugs that enter the market to treat patients with ATTR amyloidosis with cardiomyopathy.
ONPATTRO and AMVUTTRA are approved in certain jurisdictions for the treatment of certain patients with hATTR amyloidosis with polyneuropathy. We are aware of other approved products used to treat this disease, including WAINUA (eplontersen), a drug developed by Ionis in partnership with AstraZeneca, VYNDAQEL/VYNDAMAX (tafamidis), and TEGSEDI (inotersen), which is developed and marketed by Ionis. There are also product candidates in various stages of clinical development for the treatment of hATTR amyloidosis patients with polyneuropathy. While we believe that ONPATTRO and AMVUTTRA have and will continue to have a competitive product profile for the treatment of patients with hATTR amyloidosis with polyneuropathy, it is possible that ONPATTRO and/or AMVUTTRA may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success.
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
•reimbursement coverage; and
•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with OXLUMO, our RNAi therapeutic approved in the U.S. and EU for the treatment of this disease, including Novo Nordisk’s product RIVFLOZA (nedosiran), which was approved for the treatment of PH1 in September 2023 and launched in the U.S. in early 2024. RIVFLOZA is a once-monthly subcutaneous RNAi therapy that was developed by Dicerna. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to lumasiran and Dicerna’s nedosiran. In addition, several companies have investigational drugs in clinical development for the treatment of PH1, including BridgeBio, Chinook Therapeutics, Inc., and BioMarin Pharmaceutical, Inc.
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

Companies working on chemically synthesized siRNAs include, but are not limited to, Arrowhead and its collaborators, Takeda Pharmaceutical Company Ltd., Janssen Pharmaceutics, Inc., GlaxoSmithKline plc, and Amgen Inc.; Quark Pharmaceuticals, Inc.; Roche; Silence Therapeutics plc and its collaborators, AstraZeneca, Jiangsu Hansoh Pharmaceuticals Group Co., Ltd., and Mallinckrodt plc; Arbutus; Sylentis; and Novo Nordisk and its collaborators, Boehringer Ingelheim and Eli Lilly and Company. In addition, we granted licenses or options for licenses to Ionis, Benitec Biopharma Ltd., Arrowhead, Arbutus, Quark, Sylentis and other companies under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than we do. In addition, as a result of agreements that we have entered into, Takeda has obtained a non-exclusive license, and Arrowhead, as the assignee of Novartis, has obtained specific exclusive licenses for 30 gene targets, that include access to certain aspects of our technology.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of September 30, 2024, our eight largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If we, our officers or directors, or our significant stockholders sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
As of September 30, 2024, we had $1.04 billion in total aggregate principal amount of Notes issued and outstanding. The interest rate for the Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on May 15 and September 15 of each year, beginning on March 15, 2023. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended September 30, 2024, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.
David E.I. Pyott, Director
On September 5, 2024, David E.I. Pyott, a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Mr. Pyott, acting through a broker, may sell up to an aggregate of 7,440 shares of our common stock received upon the exercise of options granted to Mr. Pyott as director compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from January 1, 2025 to December 17, 2025. The plan is scheduled to terminate on December 17, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Pyott or the broker, or as otherwise provided in the plan.
Pushkal P. Garg, Chief Medical Officer
On September 11, 2024, Pushkal P. Garg, our Chief Medical Officer, entered into a Rule 10b5-1 trading plan that provides that Dr. Garg, acting through a broker, may sell up to an aggregate of 94,925 shares of our common stock received upon the settlement of awards granted to Dr. Garg as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from December 12, 2024 to December 18, 2025. The plan is scheduled to terminate on December 18, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Garg or the broker, or as otherwise provided in the plan.
Yvonne L. Greenstreet, MBChB, MBA, Chief Executive Officer and Director
On September 12, 2024, Yvonne L. Greenstreet, MBChB, MBA, our Chief Executive Officer, entered into a Rule 10b5-1 trading plan that provides that Dr. Greenstreet, acting through a broker, may sell up to an aggregate of 50,937 shares of our common stock received upon the settlement of awards granted to Dr. Greenstreet as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from December 16, 2024 to June 6, 2025. The plan is scheduled to terminate on June 6, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Greenstreet or the broker, or as otherwise provided in the plan.
Tolga Tanguler, Chief Commercial Officer
On September 12, 2024, Tolga Tanguler, our Chief Commercial Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Tanguler, acting through a broker, may sell up to an aggregate of 4,070 shares of our common stock received upon the settlement of awards granted to Mr. Tanguler as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from December 13, 2024 to May 10, 2025. The plan is scheduled to terminate on May 10, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Tanguler or the broker, or as otherwise provided in the plan.

ITEM 6. EXHIBITS

10.1#†	Amendment No. 3 entered into as of August 1, 2024 to the Master Collaboration Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc.
31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
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

ALNYLAM PHARMACEUTICALS, INC.

Date: October 31, 2024	/s/ Yvonne L. Greenstreet, MBChB, MBA
Yvonne L. Greenstreet, MBChB, MBA Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2024	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)