Form 10-Q
period 2025-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2025-05-01
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At April 25, 2025, the registrant had 130,388,393 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

“Alnylam,” AMVUTTRA®, ONPATTRO®, GIVLAARI® and OXLUMO® are registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our views with respect to the potential for our approved and investigational RNAi therapeutics and those of our collaborators, including AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO, Leqvio® (inclisiran), Qfitlia™ (fitusiran), zilebesiran, mivelsiran and nucresiran;
•our plans for additional global regulatory filings and the continuing product launches of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO and our collaborators’ plans with respect to Leqvio and Qfitlia;
•our ability to obtain regulatory approval of AMVUTTRA (vutrisiran) for the treatment of ATTR amyloidosis with cardiomyopathy in jurisdictions outside the United States;
•our expectations regarding the potential market size for, and the successful commercialization of, AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO, Leqvio, Qfitlia or any future products;
•our ability to obtain and maintain regulatory approvals and pricing and reimbursement for AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any future products, and our collaborators’ ability with respect to Leqvio and Qfitlia;
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
•the status of our manufacturing operations and any delays, interruptions or failures in the manufacture and supply of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any of our product candidates (or Leqvio, Qfitlia or other products or product candidates being developed and commercialized by our collaborators), by our or their contract manufacturers or by us or our collaborators;
•the impact of any future pandemics or public health emergencies on, among other things, our financial performance, business and operations, including manufacturing, supply chain, research and development activities and pipeline programs, and other potential impacts to our business;
•our progress continuing to build and leverage our global commercial infrastructure;
•the possible impact of any competing products on the commercial success of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO, Leqvio and Qfitlia, as well as our product candidates, and, our, or with respect to Leqvio or Qfitlia, our collaborators’, ability to compete against such products;
•our ability to manage our growth and operating expenses;
•our views and plans with respect to our 5-year Alnylam P5x25 strategy and our intentions to achieve the metrics associated with this strategy, including to become a top-tier biotech company by the end of 2025, and our ability to successfully execute on our Alnylam P5x25 strategy;
•our ability to achieve sustainable operating profitability beginning in 2025;

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
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission, or SEC.
This Quarterly Report on Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Quarterly Report on Form 10-Q also may include data based on our own internal estimates and research, which have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Any such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described above in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,019,654	$966,428
Marketable debt securities	1,605,368	1,719,920
Marketable equity securities	7,200	8,156
Accounts receivable, net	418,035	405,308
Inventory	65,581	78,509
Prepaid expenses and other current assets	152,420	116,964
Total current assets	3,268,258	3,295,285
Property, plant and equipment, net	498,684	502,784
Operating lease right-of-use assets	197,233	191,148
Deferred tax assets	107,224	116,863
Restricted investments	68,592	68,593
Other assets	73,820	65,310
Total assets	$4,213,811	$4,239,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$97,399	$88,415
Accrued expenses	704,165	793,692
Operating lease liabilities	46,011	41,886
Deferred revenue	28,160	55,481
Liability related to the sale of future royalties	81,793	113,018
Development derivative liability	118,095	93,780
Total current liabilities	1,075,623	1,186,272
Operating lease liabilities, net of current portion	230,061	229,541
Convertible debt	1,025,566	1,024,621
Liability related to the sale of future royalties, net of current portion	1,338,821	1,334,353
Development derivative liability, net of current portion	422,434	393,139
Other liabilities	5,871	4,969
Total liabilities	4,098,376	4,172,895
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 130,311 shares issued and outstanding as of March 31, 2025; 129,294 shares issued and outstanding as of December 31, 2024	1,303	1,293
Additional paid-in capital	7,496,876	7,388,061
Accumulated other comprehensive loss	(37,517)	(34,518)
Accumulated deficit	(7,345,227)	(7,287,748)
Total stockholders' equity	115,435	67,088
Total liabilities and stockholders' equity	$4,213,811	$4,239,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Statements of Operations
Revenues:
Net product revenues	$468,538	$365,163
Net revenues from collaborations	99,185	118,548
Royalty revenue	26,466	10,622
Total revenues	594,189	494,333
Operating costs and expenses:
Cost of goods sold	70,183	54,613
Cost of collaborations and royalties	858	11,363
Research and development	265,122	260,995
Selling, general and administrative	239,949	210,797
Total operating costs and expenses	576,112	537,768
Income (loss) from operations	18,077	(43,435)
Other (expense) income:
Interest expense	(38,646)	(35,253)
Interest income	28,673	29,645
Other expense, net	(49,700)	(14,544)
Total other expense, net	(59,673)	(20,152)
Loss before income taxes	(41,596)	(63,587)
Provision for income taxes	(15,883)	(2,348)
Net loss	$(57,479)	$(65,935)
Net loss per common share — basic and diluted	$(0.44)	$(0.52)
Weighted-average common shares used to compute basic and diluted net loss per common share	129,676	126,138

Statements of Comprehensive Loss
Net loss	$(57,479)	$(65,935)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	1,030	(3,568)
Foreign currency translation loss	(4,084)	(78)
Defined benefit pension plans, net of tax	55	33
Total other comprehensive loss	(2,999)	(3,613)
Comprehensive loss	$(60,478)	$(69,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	129,294	$1,293	$7,388,061	$(34,518)	$(7,287,748)	$67,088
Exercise of common stock options, net of tax withholdings	423	4	50,981	—	—	50,985
Issuance of common stock under equity plans	594	6	(6)	—	—	—
Stock-based compensation expense	—	—	57,840	—	—	57,840
Other comprehensive loss	—	—	—	(2,999)	—	(2,999)
Net loss	—	—	—	—	(57,479)	(57,479)
Balance as of March 31, 2025	130,311	$1,303	$7,496,876	$(37,517)	$(7,345,227)	$115,435

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023	125,794	$1,259	$6,811,063	$(23,375)	$(7,009,591)	$(220,644)
Exercise of common stock options, net of tax withholdings	223	2	24,763	—	—	24,765
Issuance of common stock under equity plans	446	4	(4)	—	—	—
Stock-based compensation expense	—	—	46,155	—	—	46,155
Other comprehensive loss	—	—	—	(3,613)	—	(3,613)
Net loss	—	—	—	—	(65,935)	(65,935)
Balance as of March 31, 2024	126,463	$1,265	$6,881,977	$(26,988)	$(7,075,526)	$(219,272)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(57,479)	$(65,935)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,405	13,517
Non-cash interest expense on liability related to the sale of future royalties	34,962	31,565
Stock-based compensation	56,712	45,347
Unrealized loss (gain) on marketable equity securities	956	(78)
Change in fair value of development derivative liability	58,891	8,586
Deferred income taxes	9,639	454
Other	(19,354)	(6,513)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,434)	410
Inventory	6,215	22
Prepaid expenses and other assets	(32,769)	(75,462)
Accounts payable, accrued expenses and other liabilities	(155,737)	(4,865)
Deferred revenue	(27,321)	(28,563)
Net cash used in operating activities	(118,314)	(81,515)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,970)	(12,973)
Purchases of marketable securities	(401,642)	(420,115)
Sales and maturities of marketable securities	524,381	365,468
Proceeds from maturity of restricted investments	48,825	39,975
Purchases of restricted investments	(48,825)	(39,975)
Net cash provided by (used in) investing activities	113,769	(67,620)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	49,365	25,859
(Repayment of) proceeds from development derivative, net	(5,281)	3,052
Net cash provided by financing activities	44,084	28,911
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14,058	(9,941)
Net increase (decrease) in cash, cash equivalents and restricted cash	53,597	(130,165)
Cash, cash equivalents and restricted cash, beginning of period	968,652	814,884
Cash, cash equivalents and restricted cash, end of period	$1,022,249	$684,719
Supplemental disclosure of cash flows:
Cash paid for interest	$66,933	$30,945
Cash paid for taxes	$2,969	$1,987
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$9,826	$774
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$3,650	$2,242
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
As of March 31, 2025, we have six marketed products, including two products that are commercialized by collaborators, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the United States, or U.S., and Europe.
2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying condensed consolidated financial statements of Alnylam are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 13, 2025. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.
The accompanying condensed consolidated financial statements reflect the operations of Alnylam and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant accounting policies during the three-month period ended March 31, 2025.
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
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2025, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
convertible debt. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact of ASU 2024-04 on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve disclosures by requiring additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The standard will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied on either a prospective or retrospective basis. We are currently evaluating the disclosure requirements related to ASU 2024-03.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to ASU 2023-09.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR”, which includes AMVUTTRA and ONPATTRO, and “Rare”, which includes GIVLAARI and OXLUMO) consist of the following:

	Three Months Ended March 31,
(In thousands)	2025	2024
AMVUTTRA
United States	$197,964	$130,238
Europe	80,088	43,733
Rest of World	31,940	21,270
Total	309,992	195,241

ONPATTRO
United States	15,572	16,539
Europe	26,541	44,690
Rest of World	7,376	7,988
Total	49,489	69,217

Total TTR	359,481	264,458

GIVLAARI
United States	43,794	38,731
Europe	18,544	15,315
Rest of World	4,630	4,010
Total	66,968	58,056

OXLUMO
United States	14,109	13,332
Europe	20,984	21,427
Rest of World	6,996	7,890
Total	42,089	42,649

Total Rare	109,057	100,705

Total net product revenues	$468,538	$365,163
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of March 31, 2025	As of December 31, 2024
Receivables included in accounts receivable, net	$311,926	$269,900

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended March 31,
(In thousands)	2025	2024
Roche	$17,056	$74,680
Regeneron Pharmaceuticals	51,039	26,764
Novartis AG	—	14,516
Other	31,090	2,588
Total	$99,185	$118,548

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of March 31, 2025	As of December 31, 2024
Receivables included in accounts receivable, net	$80,422	$102,743
Contract liabilities included in deferred revenue	$28,160	$55,481
We recognized net revenues from collaborations of $28.1 million in the three months ended March 31, 2025, and $20.4 million in the three months ended March 31, 2024, each of which was included in the contract liability balance at the beginning of the applicable period.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of the Effective Date, we identified the following promises in the Roche Agreement that were evaluated under the scope of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606: (i) a co-exclusive license to develop zilebesiran worldwide and commercialize zilebesiran within the Co-Commercialization Territory, a non-exclusive license to manufacture zilebesiran in the Roche Territory solely for purposes of developing and commercializing zilebesiran in the Roche Territory, and an exclusive license to commercialize zilebesiran in the Roche Territory, collectively referred to as Roche License Obligation, (ii) development services, including the manufacture of clinical supply, that support regulatory approval of zilebesiran, referred to as the Roche Development Services Obligation, and (iii) a technology transfer of the existing manufacturing process for zilebesiran, referred to as the Roche Technology Transfer Obligation. The three performance obligations under the Roche Agreement are collectively referred to as the Roche Performance Obligations.
We determined that the Roche License Obligation, Roche Development Services Obligation and Roche Technology Transfer Obligation were reflective of a vendor-customer relationship and therefore represented performance obligations within the scope of ASC 606. The Roche License Obligation was considered functional intellectual property and distinct from other promises under the contract as Roche can benefit from the licenses on its own or together with other readily available resources. As the licenses were delivered at the same time, they were considered one performance obligation at contract inception. The Roche Development Services Obligation was considered distinct as Roche could benefit from the development services together with the licenses transferred by us at the inception of the agreement. The development services are not expected to significantly modify or customize the initial intellectual property as zilebesiran was in Phase 2 of clinical development at contract inception. The Roche Technology Transfer Obligation was distinct as Roche can benefit from the manufacturing license transferred by us at the inception of the agreement given the advancements of our RNAi platform and our utilization of third-party contract manufacturing organizations to manufacture zilebesiran. Therefore, each represented a separate performance obligation within the contract with a customer under the scope of ASC 606 at contract inception.
We consider the collaborative activities associated with the co-commercialization of zilebesiran in the U.S. to be a separate unit of account within the scope of ASC Topic 808, Collaborative Arrangements, as we and Roche are both active participants in the commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities in the arrangement.
Based on the standalone selling prices of each performance obligation as of the Effective Date, we allocated the variable consideration related to the estimated reimbursements for the Roche Development Services Obligation and the Roche Technology Transfer Obligation to each performance obligation as the terms of the variable payment relate specifically to our efforts to satisfy the performance obligation. We allocated the fixed upfront consideration entirely to the Roche License Obligation as the value of the fixed consideration together with the expected value of the remaining development and regulatory milestones, sales-based milestones, and royalties, all of which are either currently constrained at inception or subject to the sales- or usage-based royalty exception, approximates the standalone selling price of the Roche License Obligation. This allocation is consistent with the allocation objective of ASC 606 when considering all of the performance obligations and payment terms in the contract.
The Roche License Obligation was satisfied at a point in time upon transfer of the license to Roche. Control of the licenses was transferred on the Effective Date and Roche could begin to use and benefit from the licenses. Because of this, all consideration allocated to the Roche License Obligation, including the upfront payment, milestones and royalties, is recognized when these amounts are no longer considered fully constrained or when the related sales occur for amounts subject to the sales-or-usage based royalty exception of ASC 606. For the Roche Development Services Obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated cost of the obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. As all costs in the proportional performance model are allowable for reimbursement from Roche, and the assumptions used to determine the total estimated cost of the obligation are consistent with the assumptions used to determine the transaction price allocated to the obligation, the revenue recognized for this obligation will approximate 60% of the actual reimbursable cost incurred. Management has applied significant judgment in the process of developing our estimates. We re-evaluate the transaction price as of the end of each reporting period and as of March 31, 2025, the total transaction price was determined to be $1.31 billion.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide a summary of the transaction price allocated to each performance obligation, in addition to revenue activity during the period, in thousands:

		Revenue Recognized During
	Transaction Price Allocated	Three Months Ended March 31,
Performance Obligations	As of March 31, 2025	2025	2024
Roche License Obligation	$375,000	$—	$65,000
Roche Development Services Obligation	937,533	15,840	7,151
Roche Technology Transfer Obligation	2,000	—	—
	$1,314,533	$15,840	$72,151
As of March 31, 2025, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $854.0 million, which is expected to be recognized through the term of the Roche Agreement based on our input method model as the services are performed. During the three months ended March 31, 2025 and 2024, we incurred $29.7 million and $18.1 million, respectively, of research and development costs related to our collaboration with Roche.
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
Under the terms of the Regeneron Collaboration, we continue to work exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial research period of up to seven years, which we refer to as the Initial Research Term. Regeneron has an option to extend the Initial Research Term (referred to as the Research Term Extension Period, and together with the Initial Research Term, the Research Term) for up to an additional five years, for a research term extension fee of $300.0 million. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Our performance obligations subsequent to the contract modification included: (i) a research license and research services, collectively referred to as the Research Services Obligation; (ii) a worldwide license to cemdisiran for combination therapies, and manufacturing and development service obligations, collectively referred to as the C5 License Obligation; (iii) a worldwide license to cemdisiran for monotherapies, referred to as the C5 Monotherapy Obligation; and (iv) a technology transfer of the existing manufacturing process for cemdisiran, referred to as the Regeneron Technology Transfer Obligation.
The Amended C5 License Agreement did not change the Research Services Obligation or the C5 License Obligation, which were both performance obligations at the inception of our global, strategic collaboration with Regeneron prior to the contract modification. The Amended C5 License Agreement resulted in two additional performance obligations, which were the C5 Monotherapy Obligation and the Regeneron Technology Transfer Obligation. The C5 Monotherapy Obligation was considered functional intellectual property and distinct from other promises as Regeneron can benefit from the cemdisiran monotherapy license on its own or together with other readily available resources and the license is separately identifiable from the other promises in the contract. The Regeneron Technology Transfer Obligation was distinct as Regeneron can benefit from the cemdisiran monotherapy license transferred by us without the technology transfer given cemdisiran was in an advanced stage of clinical development and our utilization of third-party contract manufacturing organizations to manufacture cemdisiran. Therefore, the C5 Monotherapy Obligation and the Regeneron Technology Transfer Obligation each represented a separate performance obligation.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The initial transaction price of $191.5 million allocated to the C5 Monotherapy Obligation was recognized immediately as this obligation was satisfied at a point in time upon transfer of the license to Regeneron. Control of the license was transferred in June 2024 and Regeneron could begin to use and benefit from the license as of that time. The remaining variable consideration allocated to the C5 Monotherapy Obligation, including milestones and royalties, will be recognized immediately when these amounts are no longer considered fully constrained or when the related sales occur for amounts subject to the sales-or-usage based royalty exception of ASC 606. In the three months ended March 31, 2025, we completed our obligations related to the C5 License Obligation and the Regeneron Technology Transfer Obligation, and recognized $21.5 million and $2.4 million, respectively, of net revenues from collaborations. We recognized $1.7 million of net revenues from collaborations related to the C5 License Obligation in the three months ended March 31, 2024.
We continue to perform work in satisfaction of the remaining unsatisfied performance obligation, the Research Services Obligation. For this performance obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up. We re-evaluate the transaction price as of the end of each reporting period and as of March 31, 2025, the total transaction price was determined to be $100.5 million related to this obligation. As of March 31, 2025, the aggregate amount of the transaction price that was unsatisfied was $59.8 million, which is expected to be recognized through the term of the Regeneron Collaboration based on our input method model as the services are performed. In the three months ended March 31, 2025 and 2024, we recognized $13.8 million and $14.7 million, respectively, of net revenues from collaborations and as of March 31, 2025 and December 31, 2024, we had $27.3 million and $41.2 million of deferred revenue, respectively, related to the Research Services Obligation. Deferred revenue is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized. During the three months ended March 31, 2025 and 2024, we incurred $18.9 million and $18.7 million, respectively, of research and development costs related to the Regeneron Collaboration.
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
Vir Biotechnology, Inc.
In March 2025, we and Vir Biotechnology, Inc., or Vir, entered into an amended and restated collaboration and license agreement, or the Amended Vir Agreement, relating to elebsiran (formerly ALN-HBV02 (VIR-2218)). Vir remains solely responsible for development, manufacturing and commercialization of elebsiran. In connection with execution of the Amended Vir Agreement, Vir made a $30.0 million payment, and we remain entitled to receive milestone payments upon the achievement of specified regulatory and commercial milestones, and royalties on the net sales of elebsiran ranging from low-to-mid teen percentages. Because the license rights have already been delivered and we have no other remaining performance obligations under the Amended Vir Agreement, the $30.0 million payment was recognized within net revenues from collaborations during the three months ended March 31, 2025.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$197,274	$197,274	$—	$—
U.S. treasury securities	20,978	—	20,978	—
Commercial paper	19,926	—	19,926	—
Marketable debt securities:
U.S. treasury securities	782,548	—	782,548	—
U.S. government-sponsored enterprise securities	417,074	—	417,074	—
Corporate notes	372,736	—	372,736	—
Commercial paper	28,000	—	28,000	—
Municipal securities	5,010	—	5,010	—
Marketable equity securities	7,200	7,200	—	—
Restricted cash (money market funds)	912	912	—	—
Total financial assets	$1,851,658	$205,386	$1,646,272	$—
Financial liabilities
Development derivative liability	$540,529	$—	$—	$540,529

(In thousands)	As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$190,779	$190,779	$—	$—
U.S. treasury securities	36,428	—	36,428	—
Commercial paper	22,709	—	22,709	—
U.S. government-sponsored enterprise securities	9,952	—	9,952	—
Marketable debt securities:
U.S. treasury securities	921,627	—	921,627	—
U.S. government-sponsored enterprise securities	396,143	—	396,143	—
Corporate notes	361,739	—	361,739	—
Commercial paper	35,408	—	35,408	—
Municipal securities	5,003	—	5,003	—
Marketable equity securities	8,156	8,156	—	—
Restricted cash (money market funds)	910	910	—	—
Total financial assets	$1,988,854	$199,845	$1,789,009	$—
Financial liabilities
Development derivative liability	$486,919	$—	$—	$486,919

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2025 and December 31, 2024, the estimated fair value of our 1% Convertible Senior Notes due 2027, or the Notes, was approximately $1.19 billion and $1.11 billion, respectively. The fair value was determined based on the last actively traded price per $100 of the Notes (Level 2) as of March 31, 2025 and December 31, 2024, respectively.
For the three months ended March 31, 2025 and 2024, there were no transfers into or out of Level 3 financial assets or liabilities. The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
6. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and, at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three months ended March 31, 2025 or 2024.
The following tables summarize our marketable debt securities:

	As of March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$802,024	$1,646	$(144)	$803,526
U.S. government-sponsored enterprise securities	416,708	567	(201)	417,074
Corporate notes	372,040	813	(117)	372,736
Commercial paper	47,926	—	—	47,926
Municipal securities	5,000	10	—	5,010
Total	$1,643,698	$3,036	$(462)	$1,646,272

	As of December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$957,145	$1,377	$(467)	$958,055
U.S. government-sponsored enterprise securities	405,890	575	(370)	406,095
Corporate notes	361,311	769	(341)	361,739
Commercial paper	58,117	—	—	58,117
Municipal securities	5,002	1	—	5,003
Total	$1,787,465	$2,722	$(1,178)	$1,789,009
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of March 31, 2025	As of December 31, 2024
Marketable debt securities	$1,605,368	$1,719,920
Cash and cash equivalents	40,904	69,089
Total	$1,646,272	$1,789,009

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of March 31, 2025	As of December 31, 2024
Raw materials	$23,397	$23,965
Work in process	53,988	64,978
Finished goods	32,963	26,433
Total inventory	$110,348	$115,376
As of March 31, 2025 and December 31, 2024, we had $44.8 million and $36.9 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheets as we anticipate it being consumed beyond our normal operating cycle.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the totals of these amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
(In thousands)	2025	2024
Cash and cash equivalents	$1,019,654	$681,879
Total restricted cash included in other assets	2,595	2,840
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,022,249	$684,719
Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(32,792)	$(4,249)	$1,544	$979	$(34,518)
Other comprehensive loss before reclassifications	—	—	1,528	(4,084)	(2,556)
Amounts reclassified from accumulated other comprehensive loss	—	55	(498)	—	(443)
Net other comprehensive income (loss)	—	55	1,030	(4,084)	(2,999)
Balance as of March 31, 2025	$(32,792)	$(4,194)	$2,574	$(3,105)	$(37,517)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(32,792)	$(2,753)	$1,548	$10,622	$(23,375)
Other comprehensive loss before reclassifications	—	—	(6)	(78)	(84)
Amounts reclassified from accumulated other comprehensive loss	—	33	(3,562)	—	(3,529)
Net other comprehensive income (loss)	—	33	(3,568)	(78)	(3,613)
Balance as of March 31, 2024	$(32,792)	$(2,720)	$(2,020)	$10,544	$(26,988)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as other expense, net in the condensed consolidated statements of operations and comprehensive loss.
8. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
As of March 31, 2025 and December 31, 2024, the carrying value of the liability related to the sale of future royalties was $1.42 billion, net of closing costs of $8.9 million, and $1.45 billion, net of closing costs of $9.1 million, respectively. The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2025 and is based on our current estimates of future royalties expected to be paid over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2024	$1,447,371
Interest expense	34,962
Payments	(61,719)
Carrying value as of March 31, 2025	$1,420,614
9. DEVELOPMENT DERIVATIVE LIABILITY
As of March 31, 2025 and December 31, 2024, we recorded $118.1 million and $93.8 million, respectively, within development derivative liability and $422.4 million and $393.1 million, respectively, within development derivative liability, net of current portion on our condensed consolidated balance sheets, based on expected timing of our payments to BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences. The change in fair value due to the remeasurement of the development derivative liability is recorded within other expense, net on our condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2025, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs, including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, (iv) our cost of borrowing (10%), and (v) Blackstone Life Sciences’ cost of borrowing (7%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2024	$486,919
Change in fair value	58,891
Payments	(5,281)
Carrying value as of March 31, 2025	$540,529
10. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense included in operating costs and expenses on our condensed consolidated statements of operations and comprehensive loss, and stock-based compensation charges included in additional paid-in capital on our condensed consolidated statements of stockholders' equity (deficit):

	Three Months Ended March 31,
(In thousands)	2025	2024
Research and development	$23,798	$19,215
Selling, general and administrative	32,914	26,132
Total stock-based compensation expense	56,712	45,347
Capitalized stock-based compensation costs	1,128	808
Total stock-based compensation charges	$57,840	$46,155

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. NET LOSS PER COMMON SHARE
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
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods) excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive:

	As of March 31,
(In thousands)	2025	2024
Options to purchase common stock, inclusive of performance-based stock options	4,939	7,538
Unvested restricted stock units, inclusive of performance-based restricted stock units	3,103	3,150
Convertible debt	3,616	3,616
Total	11,658	14,304
12. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of March 31, 2025, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On August 9, 2023, a Markman hearing was held in the U.S. District Court for the District of Delaware to consider the meaning of three disputed terms as used in the ’933 and ’979 patents. On August 21, 2023, the court issued an order construing two of the three terms, and deferred a ruling on the third term pending an evidentiary hearing, which was held on January 4, 2024, with the final ruling deferred pending the outcome of an additional evidentiary hearing, which was held on July 12, 2024, followed by an additional evidentiary hearing, which was held on September 19, 2024, at which time the court construed the final claim term narrowly. Following the August 21, 2023 order, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and such judgment was entered by the court on August 30, 2023. On September 7, 2023, we appealed the claim construction ruling in the initial lawsuit against Moderna to the Court of Appeals for the Federal Circuit. Oral arguments were heard on April 11, 2025, and a ruling is expected by the fourth quarter of 2025. The claim construction ruling initially did not affect one of the patents in the lawsuit filed against Moderna on May 26, 2023, but following a hearing held on August 15, 2024, on September 10, 2024 the court entered a ruling in the same manner as in the other earlier case and on October 2, 2024, we and Moderna jointly agreed to a final judgment of non-infringement of the ‘479 patent while preserving all rights to appeal. On October 16, 2024, Moderna filed a motion seeking recovery of fees incurred by them from the time we agreed to a judgment of non-infringement in the first case until the time we agreed to a judgment of non-infringement in the second case, which period runs from approximately September 2023 to October 2024. We opposed the motion in a reply filed on November 6, 2024. The court has not yet ruled on the motion. In light of the early stage of this matter, a loss is not probable or reasonably estimable at this time.
The two separate suits against Pfizer are ongoing and in September 2023, we and Pfizer agreed to consolidate the 2022 and 2023 lawsuits into one case with a trial date set for July 7, 2025. On April 28, 2025, the court issued an order that effectively narrowed our patent claims, potentially placing the Pfizer product outside the coverage of the asserted patents. We are awaiting additional related rulings from the court which may lead to the final disposition of this case at the District Court level.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have reviewed the estimated aggregate fair value of our potential liabilities under all such indemnification provisions and have not recorded any related liability as of March 31, 2025.
13. SEGMENT INFORMATION
We operate in a single segment dedicated to the discovery, development, manufacturing and commercialization of RNAi therapeutics. Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. Our Chief Executive Officer, or CEO, as the chief operating decision maker, or CODM, evaluates performance and decides how to allocate resources based on consolidated net income (loss) that is reported on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Please refer to the condensed consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and selling, general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories:
Research and Development

	Three Months Ended March 31,
(In thousands)	2025	2024
Clinical research and outside services	$127,343	$125,510
Compensation and related	99,187	96,424
Occupancy and all other costs(1)	38,592	39,061
Total research and development expense	$265,122	$260,995
Selling, General and Administrative

	Three Months Ended March 31,
(In thousands)	2025	2024
Compensation and related	$131,437	$117,341
Consulting and professional services	64,687	56,759
Occupancy and all other costs(1)	43,825	36,697
Total selling, general and administrative expense	$239,949	$210,797
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
Overview
We are a global commercial-stage biopharmaceutical company developing novel therapeutics based on ribonucleic acid interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, that function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for proteins implicated in the cause or pathway of disease, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients across a broad range of disease areas and indications. To date, our efforts to advance this revolutionary approach have yielded the approval of six first-in-class RNAi-based medicines: AMVUTTRA® (vutrisiran), ONPATTRO® (patisiran), GIVLAARI® (givosiran), OXLUMO® (lumasiran), Leqvio® (inclisiran) and Qfitlia™ (fitusiran).
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
In early 2021, we launched our Alnylam P5x25 strategy, which focuses on our planned transition to a top-tier biotech company by the end of 2025. With Alnylam P5x25, we aim to deliver transformative medicines across a broad range of disease areas and indications, benefiting patients around the world through sustainable innovation and exceptional financial performance, resulting in a leading biotech profile.
We currently have six marketed products and more than 20 clinical programs, including several in late-stage development.
AMVUTTRA is approved in the U.S. for the treatment of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, with polyneuropathy in adults, in the European Union, or EU, and the United Kingdom, or UK, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries. Regulatory reviews continue in other territories. In March 2025, we announced that the United States Food and Drug Administration, or the FDA, approved our supplemental New Drug Application, or sNDA, for AMVUTTRA for the treatment of the cardiomyopathy of wild-type or hereditary transthyretin-mediated amyloidosis in adults to reduce cardiovascular mortality, cardiovascular hospitalizations and urgent heart failure visits. AMVUTTRA was also approved by the Brazilian Health Regulatory Agency, or ANVISA, for the treatment of ATTR amyloidosis with cardiomyopathy. In addition, vutrisiran (the generic name for AMVUTTRA) is also under regulatory review by the European Medicines Agency, or the EMA, the Japanese Health Authority, or PMDA, and the Colombian Health Authority for the treatment of ATTR amyloidosis with cardiomyopathy.
ONPATTRO is approved in the U.S. for the treatment of the polyneuropathy of hATTR amyloidosis in adults and has also been approved in the EU for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of TTR-type familial amyloidosis with polyneuropathy, and in multiple additional countries. In February 2025, ONPATTRO received regulatory approval from ANVISA for the treatment of ATTR amyloidosis with cardiomyopathy.
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
Leqvio (inclisiran), our fifth product, is being developed and commercialized by our collaborator Novartis AG, or Novartis, and has received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of low-density lipoprotein cholesterol, or LDL-C. In July 2023, the FDA approved an expanded indication for Leqvio to include treatment of adults with high LDL-C and who are at increased risk of heart disease. Leqvio has also been approved in China and Japan, and as of the end of April 2025, Leqvio had been registered in more than 100 countries.
Qfitlia (fitusiran), our sixth product, is being commercialized by our collaborator, Genzyme Corporation, a Sanofi Company, or Sanofi, and was approved by the FDA in March 2025 for routine prophylaxis to prevent or reduce the frequency of bleeding episodes in adult and pediatric patients 12 years of age and older with hemophilia A or B, with or without factor VIII or IX inhibitors (neutralizing antibodies). Qfitlia is the first and only therapeutic designed to lower antithrombin, a protein that inhibits blood clotting, with the goal of promoting thrombin generation to rebalance hemostasis and prevent bleeds. Regulatory submissions for Qfitlia have also been completed in China and Brazil.
In addition to our marketed products, as part of our Alnylam P5x25 strategy, we have multiple drivers of future growth, including the development of transformative medicines to treat prevalent disease. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen in development for the treatment of hypertension. In 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development and commercialization of zilebesiran. In March 2024, we reported positive topline results from our KARDIA-2 clinical trial, which is designed to evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. In April 2024, we dosed the first patient in our KARDIA-3 Phase 2 clinical trial, which is designed to evaluate the efficacy and safety of zilebesiran as an add-on therapy in adult patients with high cardiovascular risk and uncontrolled hypertension despite treatment with two to four standard of care antihypertensive medications, and we expect to report results from the KARDIA-3 Phase 2 clinical trial in the second half of 2025. In January 2025, we announced that we expect to initiate a Phase 3 cardiovascular outcomes clinical trial in the second half of 2025.
We are advancing nucresiran (formerly ALN-TTRsc04), an investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis. In November 2024, we announced positive results from the ongoing Phase 1 clinical trial of nucresiran in healthy volunteers. These results demonstrated that a single dose of nucresiran at 300 mg or higher resulted in mean reductions of serum TTR of greater than 90% from baseline achieved at Day 15 and were sustained through at least Day 180. We expect to initiate the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR amyloidosis with cardiomyopathy in the first half of 2025, and expect to initiate the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR polyneuropathy in late 2025.
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
We have additional late-stage investigational programs advancing toward potential commercialization, including cemdisiran for the treatment of complement-mediated diseases, which our collaborator, Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing in combination with pozelimab in Phase 3 clinical trials in myasthenia gravis, geographic atrophy and paroxysmal nocturnal hemoglobinuria.
In further support of our Alnylam P5x25 strategy and in view of our evolving risk profile, we remain focused on the continued evolution of our global infrastructure, including key objectives such as optimizing our global structure for execution in key markets, enhancing performance consistent with our values, and continuing to strengthen our culture. We continue to build our global compliance program to drive its evolution and enhancement through the launch of new systems and leveraging data analytics to strengthen the efficiency and effectiveness of our program. Building from our global Code of Business Conduct and Ethics, our compliance program is designed to empower our employees and those with whom we work to execute on our strategy consistent with our values and in compliance with applicable laws and regulations, and to mitigate risk. Comprised of components such as risk assessment and monitoring; policies, procedures, and guidance; training and communications; dedicated resources; and systems and processes supporting activities such as third party engagements and investigations and remediation, and our enterprise risk management program; our program and related controls are built to enhance our business processes, structures, and controls across our global operations, and to empower ethical decision making.
Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed collaborations with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Roche, Regeneron, Sanofi, and Novartis (which acquired our collaborator The Medicines Company, or MDCO, in 2020).
We have incurred significant losses since we commenced operations in 2002 and as of March 31, 2025, we had an accumulated deficit of $7.35 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we may incur additional operating losses. While we are targeting financial self-sustainability by the end of 2025, we will continue to require significant resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that our operating results will continue to fluctuate for the foreseeable future, therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of March 31, 2025, we generate worldwide product revenues from four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S. and Europe. However, our ongoing development and regulatory efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell our existing commercialized products or any other approved products in the future. A meaningful portion of our total revenues in recent years has been derived from collaboration revenues from collaborations with Roche, Regeneron and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic collaborations. Such collaborations include, or may include in the future, license and other fees, equity investments, funded research and development, milestone payments and royalties on product sales by our collaborators.
Research and Development
Since our inception, we have focused primarily on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of clinical development programs, which includes multiple programs in late-stage development.
Our Product Pipeline
Our broad pipeline includes six approved products and multiple late and early-stage investigational RNAi therapeutics across a broad range of disease areas and indications. We describe our commercial and clinical-stage pipeline in more detail below. The clinical-stage therapeutics described below are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. These clinical-stage therapeutics have not been approved by the FDA, EMA, or any other health authority and no conclusions can or should be drawn regarding the safety or efficacy of these investigational therapeutics.

The table below represents our commercial products and late- and early-stage development programs as of May 1, 2025.

PRODUCT	DISEASE	PIPELINE (PHASE 1 / PHASE 2 / PHASE 3 / COMMERCIAL)
TTR		
ONPATTRO® (patisiran)	hATTR Amyloidosis with Polyneuropathy	COMMERCIAL
AMVUTTRA® (vutrisiran)	ATTR Amyloidosis with Cardiomyopathy and hATTR Amyloidosis with Polyneuropathy	COMMERCIAL
Nucresiran (ALN-TTRsc04)	ATTR Amyloidosis	PHASE 1
RARE		
GIVLAARI® (givosiran)	Acute Hepatic Porphyria (AHP)	COMMERCIAL
OXLUMO® (lumasiran)	Primary Hyperoxaluria Type 1 (PH1)	COMMERCIAL
Qfitlia™ (fitusiran)	Hemophilia A or B[1]	COMMERCIAL
Cemdisiran (+/- Pozelimab)	Myasthenia Gravis[1]	PHASE 3
Cemdisiran (+ Pozelimab)	Paroxysmal Nocturnal Hemoglobinuria[1]	PHASE 3
ALN-6400	Bleeding Disorders	PHASE 1
CARDIOVASCULAR		
Leqvio® (inclisiran)	Hypercholesterolemia[1]	COMMERCIAL
Zilebesiran	Hypertension[2]	PHASE 2
Zilebesiran + REVERSIR	Hypertension[2]	PHASE 1
METABOLIC		
Rapirosiran (ALN-HSD)	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]	PHASE 2
ALN-4324	Type 2 Diabetes Mellitus	PHASE 1
ALN-PNP	Non-Alcoholic Fatty Liver Disease (NAFLD)[3]	PHASE 1
ALN-APOC3	Dyslipidemia[1]	PHASE 1
ALN-CIDEB	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]	PHASE 1
NEUROLOGIC		
Mivelsiran (ALN-APP)	Cerebral Amyloid Angiopathy (CAA)[4]	PHASE 2
Mivelsiran (ALN-APP)	Alzheimer's Disease[4]	PHASE 1
ALN-HTT02	Huntington's Disease[5]	PHASE 1
ALN-SOD	SOD1 Amyotrophic Lateral Sclerosis (ALS)[3]	PHASE 1
OTHER		
Cemdisiran (+/- Pozelimab)	Geographic Atrophy[1]	PHASE 3
Elebsiran (+Tobivibart)	Hepatitis D Virus Infection[1]	PHASE 3
Elebsiran (+Tobevibart +/- PEG-IFN-α)	Hepatitis B Virus Infection[1]	PHASE 2
ALN-BCAT	Hepatocellular Carcinoma	PHASE 1
ALN-ANG3	Healthy Volunteers[1]	PHASE 1
ALN-F1202	Healthy Volunteers[1]	PHASE 1

1 Out-licensed with milestones and/or royalties
2 Partnered, Alnylam-led development with US profit split and milestones/royalties ex-US
3 Partner-led with profit split
4 Product developed as part of a collaboration with Regeneron
5 Partnered, Alnylam-led with profit split

During the first quarter of 2025 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: AMVUTTRA & ONPATTRO
•We achieved global net product revenues for AMVUTTRA and ONPATTRO for the first quarter of 2025 of $310.0 million and $49.5 million, respectively.

Total Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the first quarter of 2025 of $67.0 million and $42.1 million, respectively.
Late-Stage Clinical Development
•Received U.S. FDA approval of the sNDA for AMVUTTRA for the treatment of the cardiomyopathy of wild-type or hereditary transthyretin-mediated amyloidosis in adults to reduce cardiovascular mortality, cardiovascular hospitalizations and urgent heart failure visits.
•Received approval from ANVISA for AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy.
•Marketing authorization applications based on data from the HELIOS-B Phase 3 clinical trial are currently under review by several global health agencies including the EMA and the Japanese PMDA.
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate or obtain approval or the desired labeling for the product candidate from regulatory authorities. The success of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any other product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products in a timely manner or successfully launch, market and sell any of our commercially approved products, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our research and development programs within the planned timeline, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
Strategic Collaborations
Our business strategy is to develop and commercialize a broad pipeline of RNAi therapeutic products directed across a broad range of disease areas and indications. As part of this strategy, we have entered into, and expect to enter into additional, collaboration and licensing agreements as a means of obtaining resources, capabilities and funding to advance our investigational RNAi therapeutic programs. Our collaboration strategy is to form collaborations that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics. We expect these collaborations to provide us with financial support in the form of upfront cash payments, license fees, equity investments, research and development and sales and marketing support and/or funding, milestone payments and/or royalties or profit sharing based on sales of RNAi therapeutics.
Below is a brief description of certain of our key collaborations.
Roche. In July 2023, we entered into the Roche Collaboration and License Agreement, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran. Under the Roche Collaboration and License Agreement, we granted to Roche (i) co-exclusive rights to develop zilebesiran worldwide and commercialize zilebesiran in the U.S., (ii) exclusive rights to commercialize zilebesiran outside of the U.S., and (iii) non-exclusive rights to manufacture zilebesiran for the development and commercialization of zilebesiran outside of the U.S. Roche made an upfront payment of $310.0 million and in April 2024 we achieved the development milestone associated with the dosing of the first patient in the KARDIA-3 Phase 2 clinical trial and received a $65.0 million development milestone payment from Roche. In addition, we are eligible to receive up to an additional $2.45 billion in contingent payments based on the achievement of specified development, regulatory and sales-based milestones. We are responsible for forty percent (40%), and Roche is responsible for sixty percent (60%), of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche share equally (50/50) all costs incurred in connection with development activities that are conducted to support regulatory approval of zilebesiran in the U.S., and Roche is solely responsible for all costs incurred in the conduct of development activities that primarily support regulatory approval outside the U.S. Roche will be solely responsible for costs incurred in connection with commercialization of zilebesiran outside of the U.S. and will pay us tiered, low double digit royalties based on net sales of zilebesiran on a country-by-country basis outside of the U.S. during the royalty term. We and Roche will share equally (50/50) profits and losses (including commercialization costs) of zilebesiran in the U.S.
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
Sanofi. We formed a broad strategic alliance with Sanofi in 2014. In January 2018, we and Sanofi amended our 2014 collaboration and entered into the Exclusive License Agreement, referred to as the Exclusive TTR License, under which we were granted exclusive rights to pursue the further global development and commercialization of all TTR products, including AMVUTTRA, ONPATTRO and any back-up products, and the ALN-AT3 Global License Terms, referred to as the AT3 License Terms, under which Sanofi has the exclusive right to pursue the further global development and commercialization of Qfitlia and any back-up products. Under the Exclusive TTR License, Sanofi is eligible to receive (i) royalties up to 25% increasing over time, based on annual net sales of ONPATTRO in territories excluding the U.S., Canada and Western Europe, provided royalties on annual net sales of ONPATTRO in Japan were set at 25% beginning at the effective date of the Exclusive TTR License and (ii) tiered royalties on global annual net sales of AMVUTTRA across all indications in the following tiers: 15% of global annual net sales of $0 to $150.0 million; 17.5% of global annual net sales greater than $150.0 million to $300.0 million; 20% of global annual net sales greater than $300.0 million to $500.0 million; 25% of global annual net sales greater than $500.0 million to $1.50 billion; and 30% of global annual net sales in excess of $1.50 billion. In April 2019, we and Sanofi amended and restated the AT3 License Terms to modify certain of the business terms. The material collaboration terms for Qfitlia were unchanged. Under the amended and restated AT3 License Terms, we are eligible to receive tiered royalties on global annual net sales of Qfitlia by Sanofi, its affiliates and its sublicensees. The royalty tiers and amounts that we are eligible to receive on global annual net sales of Qfitlia are the same as the royalty tiers and amounts that we owe to Sanofi on global annual net sales of AMVUTTRA.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on February 13, 2025. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Total revenues	$594,189	$494,333	$99,856	20%
Total operating costs and expenses	$576,112	$537,768	$38,344	7%
Income (loss) from operations	$18,077	$(43,435)	$61,512	**
Total other expense, net	$(59,673)	$(20,152)	$(39,521)	196%
Provision for income taxes	$(15,883)	$(2,348)	$(13,535)	*
Net loss	$(57,479)	$(65,935)	$8,456	(13)%
* Indicates the percentage change period over period is greater than 500%
** Not meaningful
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Net product revenues	$468,538	$365,163	$103,375	28%
Net revenues from collaborations	99,185	118,548	(19,363)	(16)%
Royalty revenue	26,466	10,622	15,844	149%
Total	$594,189	$494,333	$99,856	20%

Net Product Revenues
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR”, which includes AMVUTTRA and ONPATTRO, and “Rare”, which includes GIVLAARI and OXLUMO) consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
AMVUTTRA
United States	$197,964	$130,238	$67,726	52%
Europe	80,088	43,733	36,355	83%
Rest of World	31,940	21,270	10,670	50%
Total	309,992	195,241	114,751	59%

ONPATTRO
United States	15,572	16,539	(967)	(6)%
Europe	26,541	44,690	(18,149)	(41)%
Rest of World	7,376	7,988	(612)	(8)%
Total	49,489	69,217	(19,728)	(29)%

Total TTR	359,481	264,458	95,023	36%

GIVLAARI
United States	43,794	38,731	5,063	13%
Europe	18,544	15,315	3,229	21%
Rest of World	4,630	4,010	620	15%
Total	66,968	58,056	8,912	15%

OXLUMO
United States	14,109	13,332	777	6%
Europe	20,984	21,427	(443)	(2)%
Rest of World	6,996	7,890	(894)	(11)%
Total	42,089	42,649	(560)	(1)%

Total Rare	109,057	100,705	8,352	8%

Total net product revenues	$468,538	$365,163	$103,375	28%
Net product revenues increased during the three months ended March 31, 2025, as compared to the same period in 2024, due to growth from AMVUTTRA driven by increased patient demand, partially offset by a decrease in ONPATTRO due to patient switches to AMVUTTRA, as well as an increased number patients on GIVLAARI.

Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations and royalty revenue consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Roche	$17,056	$74,680	$(57,624)	(77)%
Regeneron Pharmaceuticals	51,039	26,764	24,275	91%
Novartis AG	—	14,516	(14,516)	(100)%
Other	31,090	2,588	28,502	*
Total net revenues from collaborations	$99,185	$118,548	$(19,363)	(16)%

Royalty revenue	$26,466	$10,622	$15,844	149%
* Indicates the percentage change period over period is greater than 500%
Net revenues from collaborations decreased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily driven by:
•recognition of $65.0 million of milestone revenue under our Roche Collaboration associated with the dosing of the first patient in the zilebesiran KARDIA-3 clinical trial during the three months ended March 31, 2024.
Partially offset by:
•increased revenue recognized in connection with our Regeneron Collaboration as a result of an increase in activities under our licensed programs; and
•recognition of a $30.0 million payment in connection with the amendment to our agreement with Vir Biotechnology, Inc. in March 2025.
Royalty revenue increased during the three months ended March 31, 2025, as compared to the same period in 2024, due to increased volume and rate of royalties earned from global net sales of Leqvio by our collaborator, Novartis.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors, including the level of work reimbursed by collaborators, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio and Qfitlia. We expect net revenues from collaborations will increase in 2025, as compared to 2024, primarily driven by higher anticipated revenues under our Roche Collaboration and License Agreement. We expect our royalty revenue will increase in 2025, as compared to 2024, due to the continued growth of royalties earned from global net sales of Leqvio by our collaborator, Novartis, and Qfitlia by our collaborator, Sanofi.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Cost of goods sold	$70,183	$54,613	$15,570	29%
Cost of goods sold as a percentage of net product revenues	15.0%	15.0%
Cost of collaborations and royalties	858	11,363	(10,505)	(92)%
Research and development	265,122	260,995	4,127	2%
Selling, general and administrative	239,949	210,797	29,152	14%
Total	$576,112	$537,768	$38,344	7%
Cost of goods sold
Cost of goods sold as a percentage of net product revenues was consistent during the three months ended March 31, 2025, as compared to the same period in 2024.
We expect our cost of goods sold, including cost of goods sold as a percentage of net product revenues, will increase during 2025, as compared to 2024, primarily as a result of an expected increase in net product revenues and increased royalties payable on net sales of AMVUTTRA.

Cost of collaborations and royalties
Cost of collaborations and royalties decreased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to decreased demand for GalNAc material supplied to our collaborators in support of certain product manufacturing as our collaborators transition to producing the material independently.
We expect cost of collaborations and royalties will continue to decrease during 2025, as compared to 2024, as a result of our collaborators continuing to transition to produce GalNAc independently.
Research and development
Research and development expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Clinical research and outside services	$127,343	$125,510	$1,833	1%
Compensation and related	75,389	77,209	(1,820)	(2)%
Occupancy and all other costs(1)	38,592	39,061	(469)	(1)%
Stock-based compensation	23,798	19,215	4,583	24%
Total	$265,122	$260,995	$4,127	2%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Research and development expenses for the three months ended March 31, 2025 increased 2% as compared to the same period in 2024, which was primarily due to the following:
•increased stock-based compensation expense;
•increased clinical trial expenses primarily associated with zilebesiran in the KARDIA-3 clinical trial and mivelsiran in the cAPPRicorn-1 clinical trial due to increased Phase 2 activities, as well as startup activities and other clinical trial expenses associated with zilebesiran in the KARDIA-6 cardiovascular outcomes trial and nucresiran in the TRITON-CM Phase 3 clinical trial in patients with ATTR amyloidosis with cardiomyopathy.
Partially offset by:
•decreased expenses within other clinical programs, specifically the HELIOS-B Phase 3 clinical trial of vutrisiran due to the wind-down of clinical activities.
Selling, general and administrative
Selling, general and administrative expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Compensation and related	$98,523	$91,209	$7,314	8%
Consulting and professional services	64,687	56,759	7,928	14%
Occupancy and all other costs(1)	43,825	36,697	7,128	19%
Stock-based compensation	32,914	26,132	6,782	26%
Total	$239,949	$210,797	$29,152	14%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
For the three months ended March 31, 2025, the increase in selling, general and administrative expenses, as compared to the same period in 2024, was primarily due to increased marketing investment associated with the promotion of our TTR therapies and increased employee compensation expenses.
We expect that research and development expenses combined with selling, general and administrative expenses will continue to increase during 2025, as compared to 2024, as we continue to build out our global commercial and compliance infrastructure, launch our current commercial products into new markets, prepare for future commercial product launches, including the launch of AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy, advance our product candidates, including collaborated programs, into later-stage development, advance and develop our platform and preclinical pipeline, and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses based on our determination regarding the probability of vesting for performance-based awards.
Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Interest expense	$(38,646)	$(35,253)	$(3,393)	10%
Interest income	28,673	29,645	(972)	(3)%
Other expense, net
Unrealized (losses) gains on marketable equity securities	(956)	78	(1,034)	*
Change in fair value of development derivative liability	(58,891)	(8,586)	(50,305)	*
Other	10,147	(6,036)	16,183	**
Total	$(59,673)	$(20,152)	$(39,521)	196%
* Indicates the percentage change period over period is greater than 500%
** Not meaningful
Total other expense increased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to increased loss associated with the change in fair value of the development derivative liability as a result of valuation updates primarily driven by the regulatory approval of AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy.
Provision for Income Taxes
Provision for income taxes was as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Provision for income taxes	$(15,883)	$(2,348)	$(13,535)	*
* Indicates the percentage change period over period is greater than 500%
The Company’s provision for income taxes relates to foreign and state income taxes. The provision for income taxes increased during the three months ended March 31, 2025, as compared to the same period in 2024, which primarily relates to foreign income taxes due to income generated in Switzerland. We expect to utilize net operating losses in Switzerland to offset taxable income and current taxes resulting in a deferred income tax provision. We continue to maintain a full valuation allowance against our net deferred tax assets in the U.S. and certain deferred tax assets in Switzerland.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(118,314)	$(81,515)
Investing activities	$113,769	$(67,620)
Financing activities	$44,084	$28,911
Operating activities
Net cash used in operating activities increased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to higher annual incentive bonus payouts, as well as interest payments associated with the liability related to the sale of future royalties, partially offset by stronger cash receipts from increased product sales.
Investing activities
Net cash provided by investing activities increased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the timing of sales, maturities, and purchases of our marketable securities.

Financing activities
Net cash provided by financing activities increased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to increased net proceeds from the issuance of common stock in connection with stock option exercises.
Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of March 31, 2025, have six marketed products, including two products commercialized by our collaborators. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we may incur additional operating losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Our expected working and other capital requirements are described in our 2024 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2025, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our 2024 Annual Report on Form 10-K.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2025, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there have been no significant changes to the financial market risks described as of December 31, 2024. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read Note 12, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
Business Related Risks – Risks Related to Our Financial Results
•The marketing and sale of our approved products, including AMVUTTRA for ATTR amyloidosis with cardiomyopathy, or any future products for which we or our collaborators receive regulatory approval may be unsuccessful or less successful than anticipated.
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

Risks Related to Our Business
Risks Related to Our Financial Results
The marketing and sale of our approved products, including AMVUTTRA for ATTR amyloidosis with cardiomyopathy, or any future products for which we or our collaborators receive regulatory approval may be unsuccessful or less successful than anticipated.
Although we have commercially launched four products and have additional products being commercialized by our collaborators, we cannot predict whether we will successfully market and sell our approved products, including AMVUTTRA, which was recently launched for the treatment of ATTR amyloidosis with cardiomyopathy following FDA approval in March 2025.
To execute our business plan of building a profitable, top-tier biotech company by the end of 2025 and achieving our Alnylam P5x25 strategy and the metrics associated with such strategy, in addition to successfully launching, marketing and selling our approved products, we will need to successfully:
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
If we are unsuccessful in accomplishing the objectives set forth above, we may not be able to develop product candidates, successfully launch and commercialize our approved products or any future products, raise capital, if needed, repay our indebtedness, achieve profitability or continue our operations.
We have a history of losses and may not become and remain profitable.
We have experienced significant operating losses since our inception. As of March 31, 2025, we had an accumulated deficit of $7.35 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products, including AMVUTTRA in patients with ATTR amyloidosis with cardiomyopathy, in additional countries during the remainder of 2025 and in subsequent years, and have two marketed products being commercialized by our collaborators, we may not achieve or sustain profitability or positive cash flow from operations. For the three months ended March 31, 2025, we recognized $468.5 million in net product revenues from sales of AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO. We may continue to incur annual operating losses and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve sustainable operating profitability by the end of 2025. While we believe our current cash, cash equivalents and marketable equity and debt securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, should enable us to achieve sustainable operating profitability by the end of 2025, we will depend on our ability to generate product, collaboration and royalty revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from collaborations with pharmaceutical and biotechnology companies, including Roche, Regeneron, Sanofi and Novartis, and we cannot be certain that we will be able to maintain our existing collaborations, secure and maintain new collaborations, meet our obligations under collaboration agreements, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new collaborations. Moreover, we cannot be certain that our collaborators, including Roche, Novartis and Sanofi, will continue to successfully execute their obligations under our collaboration agreements and generate collaboration and royalty revenues for us.
To sustain profitability, we will need to succeed in discovering, developing and commercializing novel product candidates with significant market potential. This will require us to build upon the success we have had in a range of challenging activities, including continued platform innovation, preclinical testing and clinical trial stages of development, obtaining regulatory approval and reimbursement for our novel product candidates and manufacturing, marketing and selling our approved products. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot remain consistently profitable, the market price of our common stock could decline. In addition, we may be unable to raise capital, expand our business, develop and commercialize additional product candidates or continue our operations.

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
•the timing, receipt and amount of milestone, royalty, research and development funding and other payments, if any, from present and future collaborators, if any, including milestone, royalty and research and development funding payments from Roche with respect to the development and commercialization of zilebesiran, as well as royalty payments from Novartis and Sanofi related to the commercialization of Leqvio and Qfitlia, respectively;
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
•the timing, receipt and amount of sales milestones and royalties, if any, from our approved products and our product candidates, if and when approved; and
•the outcome of the global regulatory review process and commercial success of our products, including AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy, and products for which we are entitled to receive royalties, including Leqvio and Qfitlia.
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

Although we sold a portion of the royalty stream and commercial milestones from the global sales of Leqvio by Novartis, we are entitled to retain the remaining portions of the future royalties on Leqvio, and any negative developments related to Leqvio could have a material adverse effect on our receipt of those future royalties.
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
If the revenues generated by sales of Leqvio are lower than expected, we may not receive royalties in the amount we are currently anticipating, and our business, prospects, operating results and financial condition could be materially and adversely affected.
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
As of March 31, 2025, we had $2.63 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our financial condition. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decline. The market risks associated with our investment portfolio may have an adverse effect on our operating results, liquidity and financial condition.
Volatility in foreign currency exchange rates could have a material adverse effect on our operating results.
Our revenue from outside of the U.S. is expected to increase as our products, whether commercialized by us or our collaborators, gain marketing approval in such jurisdictions. We are exposed to foreign exchange risk as certain of our expenses and liabilities are required to be paid in currencies other than the U.S. dollar. Our primary foreign currency exposure relates to movements in the Japanese yen, Euro and British pound. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. The exchange rates between the U.S. dollar and the other foreign currencies to which we are exposed have fluctuated significantly in response to international political conditions, general economic conditions and other factors beyond our control. In addition, the current presidential administration has enacted or proposed to enact certain economic and trade policies, including with respect to tariffs, that could impact the global economy and further increase the volatility of foreign exchange rates. Any future volatility in foreign exchange rates is likely to impact our operating results and financial condition.
Changes in tax laws could adversely affect our business, prospects, operating results and financial condition.
Our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that may adversely affect our operating results, including taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase. In the U.S., the rules dealing with federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, prospects, operating results and financial condition.
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
Risks Related to Our Dependence on Third Parties
If we are unable to maintain our existing collaborations, or enter into new collaborations with companies that can provide business and scientific capabilities and funds for the development and commercialization of our product candidates, it may have a negative impact on our business, prospects, operating results and financial condition.
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
In such collaborations, we expect our current, and may expect any future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our collaborations, we also expect our collaborators to develop, market and/or sell certain of our product candidates in certain territories or globally, and we have limited or no control over the development, sales, marketing and distribution activities of these collaborators. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Regeneron for the development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and potentially other CNS and liver programs; (ii) Novartis for the development and commercialization of Leqvio worldwide; (iii) Sanofi for the commercialization of Qfitlia worldwide; and (iv) Roche for the commercialization of zilebesiran outside of the U.S. In the case of each collaboration referenced in clauses (i)-(iv) above, we are entitled to royalties, and in some instances commercial milestone payments, on the sales of the applicable product. If our collaborators are not successful in their development and/or commercialization efforts, our future revenues from the relevant product or product candidate may be adversely affected. For example, in December 2020 Novartis received a complete response letter, or CRL, from the FDA stating that the FDA could not approve the NDA by the Prescription Drug User Fee Act, or PDUFA, action date due to unresolved inspection-related conditions at a third party manufacturing facility. While Leqvio was ultimately approved by the FDA in December 2021, the resolution of the CRL resulted in a delay in the payment of an approval milestone and potential U.S. royalties. As discussed above, under our agreement with Blackstone Royalties, if the revenues generated by the royalties received by Blackstone Royalties from us with respect to Leqvio sales do not reach a certain level by the end of 2029, Blackstone Royalties will be entitled to a higher royalty percentage beginning in 2030, which would have an adverse impact on our royalty revenues beginning in 2030.
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
If any collaborator materially amends, terminates or fails to perform its obligations under agreements with us, the development and commercialization of our products or product candidates could be delayed or terminated.
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
Our collaboration agreement with Roche requires that Roche pay us a milestone payment at the initiation of a Phase 3 clinical trial of zilebesiran, which we refer to as the Phase 3 initiation milestone. In the event that Roche determines to terminate our collaboration prior to the initiation of a Phase 3 clinical trial of zilebesiran, whether because of data from the earlier clinical development of zilebesiran or for any other reason, we would not receive the Phase 3 initiation milestone from Roche, which could have a material adverse effect on our operating results and financial condition and make it more difficult for us to achieve operating profitability in 2025. In these circumstances, we would also need to determine whether to continue the clinical development of zilebesiran in the absence of funding and other support from Roche.
Our agreement with Novartis relating to the development and commercialization of inclisiran worldwide may be terminated by Novartis at any time upon four months’ prior written notice, provided if the agreement is terminated by Novartis for convenience, Novartis must grant a license to us under certain technology developed in the course of its (or MDCO’s) activities under the agreement, subject to a royalty to be negotiated between the parties. Moreover, any adverse actions by Novartis with respect to, or disputes with Novartis regarding, the MDCO License Agreement could adversely impact our ability to comply with our obligations under our agreements with Blackstone Royalties. If we were to lose a commercialization collaborator, we would have to attract a new collaborator (potentially on less favorable terms for us than we have with our existing collaborator) or develop expanded sales, distribution and marketing capabilities internally, which would require us to invest significant financial and management resources.
In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research, development and/or commercialization of the affected product or product candidate, it could delay our development of product candidates, result in the need for additional company resources to develop the impacted product candidate(s), require us to expend time and resources to develop expanded sales and marketing capabilities on a more expedited timeline, make it more difficult for us to attract new collaborators and adversely affect how we are perceived in the business and financial communities.
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
•pursue higher-priority programs or change the focus of its development programs, which could affect the collaborator’s commitment to us; or
•if it has marketing rights, choose to devote fewer resources to the marketing of our products, if any are approved for marketing, than it does for products developed or commercialized outside of our collaboration.
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
The current presidential administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the administration has initiated or is considering imposing tariffs on certain foreign goods, and has announced plans to impose or increase tariffs of 25% or more on pharmaceuticals, including pharmaceutical products and components manufactured outside of the U.S. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the current administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the U.S. or to sell our products outside the U.S. at competitive prices and/or to affect the U.S. or global economy or certain sectors thereof and, thus, could adversely impact our business. Although it remains unclear whether and to what extent any such tariffs will ultimately be adopted or implemented, or the effect that any such actions would have on us, our third party CMOs or our industry, any unfavorable tariffs may increase our cost of goods sold.
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
We are highly dependent upon our senior management and our scientific, clinical, sales and medical staff. The loss of the services of any members of our senior management could significantly delay or prevent the achievement of product development and commercialization, and other business objectives, and adversely impact our stock price. Our employment arrangements with our key personnel are terminable without notice. We do not carry key person life insurance on any of our employees.
We have grown our workforce significantly over the past several years and anticipate additional employee growth in the future, and we face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources to attract and reward qualified individuals than we do. If we are not able to attract and retain highly qualified sales and marketing, research, development, and other professionals, it would negatively impact our ability to commercialize our approved products and any future products and to support our growing research and development and global commercialization efforts and initiatives, which would have an adverse effect on our ability to implement our future business plans.

We may have difficulty expanding our operations successfully as we continue our evolution from a U.S.- and EU-based company primarily involved in discovery, preclinical testing and clinical development into a global company that develops and commercializes multiple products in multiple geographies.
As we continue the commercial launches of our approved products, including the launch of AMVUTTRA in ATTR amyloidosis with cardiomyopathy, and increase the number of product candidates we are developing, we will need to continue to expand our operations in the U.S. and further develop our operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for four products, which we have launched in multiple geographies globally, and we continue to expand the reach of these products with additional regulatory filings and launches.
We have grown our workforce significantly over the last several years and anticipate additional employee growth globally in the future as we focus on the commercialization of our approved products and achieving our Alnylam P5x25 strategy. This growth has placed a strain on our administrative and operational infrastructure and, as a result, we will need to continue to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our global operations in the U.S., EU, Japan, Latin America and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As we continue the commercialization of our approved products, and as the product candidates we develop enter and advance through clinical trials, we will need to continue to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with third parties to provide these capabilities for us. In addition, as our operations continue to expand, we will need to successfully manage additional relationships with various collaborators, suppliers, distributors and other organizations. Our ability to manage our operations and future growth will require us to continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, ethics and compliance functions, and policies and procedures. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
The use of social media presents risks and challenges.
We use social media to communicate about our products and product candidates and the diseases our investigational RNAi therapeutics are being developed to treat, including in connection with our commercialization efforts for our approved products. We intend to do the same for our future products, if approved. While we believe our social media use is appropriate under current regulatory guidance, social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, for our clinical-stage product candidates, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event, or AE. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable AE reporting obligations or that we may not be able to defend our business in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. If any of these events were to occur or if we otherwise fail to comply with applicable regulations, we could face regulatory actions or incur liability or other harm to our business.
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
Patient enrollment is affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial, the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion, and factors we may not be able to control, such as potential pandemics. We or our collaborators may experience difficulty enrolling our clinical trials due to the availability of existing approved treatments, as well as other investigational treatments in development. For example, we may experience delays in recruiting and enrolling patients, and in particular treatment-naive patients, for our Phase 3 clinical trial of nucresiran for the treatment of ATTR amyloidosis with cardiomyopathy because there are multiple approved therapies on the market for that indication. Delays or difficulties in patient enrollment, or difficulties retaining trial participants, including as a result of the availability of existing approved treatments or other investigational treatments, safety concerns, or the impact of pandemics or other public health emergencies, can result in increased costs, longer development times or termination of a clinical trial.
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
Any product candidates we or our collaborators develop are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, advertising, promotion and distribution of drugs. Failure to obtain marketing approval for a product candidate we may develop will prevent us from commercializing the product candidate in a given jurisdiction. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our collaborators are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin commercialization, or that approved products, including AMVUTTRA, will not obtain regulatory approval to be sold for an additional, broader indication than the indication for which it is currently approved. For example, although AMVUTTRA was approved by the U.S. FDA in March 2025 for the treatment of ATTR-CM and in Brazil by ANVISA in March 2025, certain regulatory authorities outside the U.S., including the EMA and PMDA, have not yet granted approval for this expanded indication. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate is not sufficient to support the approval of an application for regulatory approval. For example, although we reported positive results from the APOLLO-B Phase 3 clinical trial of patisiran in patients with ATTR amyloidosis with cardiomyopathy, in October 2023, the FDA issued a CRL in response to our sNDA for patisiran, indicating the sNDA could not be approved in its present form.
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
Because there may be approved treatments for some of the diseases for which we or our collaborators may seek approval, or treatments in development which will be approved by the time we or our collaborators file for approval, in order to receive regulatory approval, we or they may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases are not only safe and effective, but safer and/or more effective than other products.
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
Inadequate funding for the FDA and other government agencies and/or potentially shifting priorities under the current presidential administration could hinder the FDA’s and/or those other government agencies’ ability to hire and retain key leadership and other personnel, prevent new products and services from being developed and/or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with or engage in other informal interactions with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels; the ability to hire and retain key personnel and accept the payment of user fees; and statutory, regulatory, and policy changes, among other factors. Average review times at the agency may fluctuate as a result. In addition, government funding of other government agencies or of government programs that provide research funding on which our operations may rely directly or indirectly via third party research and development projects associated with our product development programs, is subject to the political process, which is inherently fluid and unpredictable. The failure for such funding to be furnished or to be furnished in a timely manner could impact our ongoing research and development initiatives.
Since the start of the current presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. Any disruptions at the FDA and other agencies that impose constraints on the FDA’s ability to engage in routine oversight and product review activities may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, which would adversely affect our business. For example, the current administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. The FDA may pursue legislative, regulatory or policy changes regarding the standards or processes for approving our products or product candidates that we may be unable to satisfy. Additionally, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. For example, the current administration previously announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. Reductions in workforce, particularly in the review or inspection divisions, could extend NDA review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. A significant reduction in the FDA’s workforce or budget, changes in the FDA’s regulatory and oversight priorities or activities, or a prolonged government shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Furthermore, even if we or our collaborators receive approval of an NDA or foreign marketing application for a product candidate, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any of these restrictions or commitment could limit an approved product’s market opportunity and have a negative impact on our business, prospects, operating results and financial condition and our stock price. For example, a foreign regulatory agency approves the sNDA for vutrisiran for the treatment of ATTR amyloidosis with cardiomyopathy with a more limited label than we are seeking, it could limit the scope of the commercial opportunity for vutrisiran in such territories.
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
Our six marketed products, including two products that are commercialized by collaborators, and any product candidates for which we or our collaborators may ultimately receive marketing authorization, are subject to ongoing regulatory requirements governing the testing, manufacturing, labeling, packaging, storage, advertising, promotion, sale, distribution, import, export, recordkeeping, and reporting. Ongoing FDA requirements include, among other things, submission of safety and other post-marketing information and reports, registration and listing, continued compliance with GMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
The CMO and manufacturing facilities we use to make our approved products and certain of our current product candidates, including our Cambridge facility, our Norton facility, as well as facilities at Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. For example, Agilent and our Cambridge-based facility were subject to regulatory inspection by the FDA and the EMA in connection with the review of our applications for regulatory approval for ONPATTRO and GIVLAARI, and may be subject to similar inspection in connection with any subsequent applications for regulatory approval of one or more of our products filed in other territories. The discovery of any new or previously unknown problems with our or our CMO’s manufacturing processes or facilities, may result in restrictions on the CMO or facility or the products manufactured at such facility, including delay in approval or withdrawal of an approved product from the market. For example, due to a routine inspection by the FDA at a CMO facility that resulted in a pending inspection classification, we amended our regulatory submission for vutrisiran for the treatment of hATTR-amyloidosis with polyneuropathy in adults, which delayed our PDUFA goal date and AMVUTTRA’s initial NDA approval with the FDA. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials, or we may contract a third party to manufacture this material for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the applicable CMO for regulatory compliance.
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
For example, AMVUTTRA is administered through a subcutaneous injection and may not compete favorably with other available options for the treatment of ATTR amyloidosis with cardiomyopathy, including VYNDAQEL/VYNDAMAX, which is marketed by Pfizer and administered in pill form, and ATTRUBY, which is marketed by BridgeBio and administered in pill form, or other available options for the treatment of hATTR amyloidosis with polyneuropathy in adults, including WAINUA, which is marketed by AstraZeneca and Ionis, and administered subcutaneously, or VYNDAQEL/VYNDAMAX, which is marketed by Pfizer in several countries and administered in pill form. In addition, Qfitlia represents a new approach to treating hemophilia, which may not be readily accepted by physicians and patients and their caregivers.
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
We received our first product approval in August 2018 and have established capabilities for marketing, sales, market access and distribution over the last several years. We currently expect to rely on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we are commercializing AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, and intend to commercialize other product candidates, if approved, on our own globally in major markets. Accordingly, we have developed internal marketing, sales, market access and distribution capabilities as part of our core product strategy initially in the U.S., Europe and Japan, with expansion ongoing globally, which has required, and will continue to require, significant financial and management resources. For those products for which we will perform marketing, sales, market access and distribution functions ourselves we could face a number of additional risks, including:
•scaling and retaining our global sales, marketing and administrative infrastructure and capabilities;
•hiring, training, managing and supervising our personnel worldwide;
•the cost of further developing, or leveraging an established, marketing or sales force, which may not be justifiable in light of the revenues generated by any particular product and/or in any specific geographic region; and
•our direct sales and marketing efforts may not be successful, or may be limited by future government policies or initiatives.
In addition, the current Secretary of the Department of Health & Human Services, Robert F. Kennedy, Jr., has expressed interest in banning direct-to-consumer advertising for prescription drugs. Although a ban on direct-to-consumer advertising would require legislative action, the FDA may implement regulatory or policy changes that materially limit our ability and that of our third-party contractors to promote our products to consumers, which could materially impact our business.
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
Our estimates regarding the potential market size for AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any future products that we may commercialize, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our business, prospects, operating results and financial condition. If we are unable to accurately estimate the number of patients suffering from a disease for which we successfully commercialize a product or we were not able to raise awareness of these diseases and improve diagnosis, it could have a material adverse effect on our business, prospects, operating results or financial condition, and it will be more difficult or impossible to achieve profitability.

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
In the U.S., healthcare and pharmaceutical pricing are subject to both government and public scrutiny and calls for reform, and the U.S. government continues to propose on legislative and regulatory changes designed to control costs. Specifically, there have been several recent U.S. Congressional inquiries into prescription drugs, and proposed and enacted federal and state legislation and regulations designed to, among other things, bring more transparency to drug pricing, reduce the cost and reimbursement of prescription drugs under third-party payor programs, and alter the nature and operation of manufacturer patient support programs. These developments could, directly or indirectly, affect our ability to sell AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or future products, if approved, at a favorable price.
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
Furthermore, the current presidential administration has indicated that lowering prescription drug prices is a priority, but the nature and impact of any potential policy changes remain uncertain. While frameworks like the IRA aim to control costs, their implementation under the current administration could introduce further regulatory changes, such as additional price restrictions on products we sell to Medicare or other government purchasers. Any such developments could adversely affect reimbursement, competitive dynamics, and our business. We continue to monitor legislative reforms and assess their potential impact on our operations, but we cannot predict their ultimate effect on our business. Additionally, the current presidential administration may propose policy changes that create additional uncertainty for our business. These may include new price restrictions on products we sell to Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets.
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
Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real-world setting comparable to those demonstrated in our clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payors on these agreements is also intended to provide more confidence regarding the value of our products and help accelerate coverage decisions for patients. If the payment we receive for our products, or the reimbursement provided for such products, is inadequate in light of our significant development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than more substantial price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.4% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Certain of these automatic cuts have been implemented resulting in reductions in Medicare payments to physicians, hospitals, and other healthcare providers, among other things. Under federal legislation, including the Bipartisan Budget Act of 2018, these reductions, while temporarily altered due to the COVID-19 pandemic, have resumed as of July 1, 2022 and will stay in effect through 2032 unless additional

Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, the American Rescue Plan Act of 2021 increased the budget deficit such that additional sequestration was required under the Statutory Pay-As-You-Go Act of 2010, which led to a further payment reduction, up to 4%, that was to take effect in January 2022, although implementation of the reduction was delayed until 2025. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our approved products or any of our product candidates for which we may obtain regulatory approval, or the frequency with which our products or any future product is prescribed or used. It is uncertain how current and future reforms, including any new legislation enacted during the current presidential administration, in these areas will influence the future of our business operations and financial condition.
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
We participate in the 340B Drug Pricing Program, Medicaid Drug Rebate Program, and a number of other federal and state government programs in the U.S. Participation in some of these programs is required in order to obtain reimbursement of our drug products under Medicaid or Medicare Part B. These programs generally require that we provide discounts or pay rebates to certain payers when our products are dispensed to beneficiaries of these programs. To support the calculation of these discounts and rebates, these programs may also impose periodic and special price and product data reporting requirements. Changes to our obligations under these government pricing programs occur frequently and program requirements are often ambiguous. Pricing calculations are complex, vary across programs and may be subject to evolving interpretations by legislative and regulatory bodies and the courts. We may be or become subject to penalties for noncompliance, including, but not limited to, civil monetary penalties, exposure under the federal false claims act, and termination from the government program, as a result of our failure to comply with obligations under these programs, including if we fail to provide timely, complete and accurate information to the government, to pay the correct rebates, or to offer the correct discounted pricing. In addition, potential policy changes by the current presidential administration may introduce additional uncertainty for our business. These could include changes to the level of scrutiny applied by the Health Resources and Services Administration to enforce non-compliance with the 340B Drug Pricing Program, new price restrictions on products we sell to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets. Any such policy shifts could significantly impact our business and operations.
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
RNAi is a growing scientific field, the commercial exploitation of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. We have obtained grants and issuances of RNAi patents and have licensed many of these patents from third parties on an exclusive basis. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of RNAi therapeutics.
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
As the field of RNAi therapeutics continues to mature, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, re-examination and opposition proceedings, as well as pre- and post-grant review proceedings in various patent offices relating to patent rights in the RNAi field. In addition, third parties may challenge the validity of our patents. We expect that challenges will be raised relating to patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business, prospects, operating results and financial condition if we are not successful in defending the patentability and scope of our pending and issued patent claims. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business, prospects, operating results and financial condition and on our ability to successfully compete in the field of RNAi.
There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA products marketed by us or our licensees, our late-stage therapeutic candidates being developed by us or our collaborators, including zilebesiran and fitusiran, as well as our other pipeline products. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates or marketed products, or to further develop and commercialize future products, or to continue to develop candidates in our pipeline that are being developed by us or our collaborators. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms or at all and/or a court rules that we need such patent rights that have been asserted against us, we may be unable to market our products, including AMVUTTRA, ONPATTRO, GIVLAARI or OXLUMO, or to perform research and development or other activities covered by such patents. For example, on December 12, 2024, the Board of Regents of the University of Texas System, or the University of Texas, filed a lawsuit in the United States District Court for the Western District of Texas, alleging that we infringe one of the University of Texas’ patents by making, using and commercializing ONPATTRO in the U.S.
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
We may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. In March 2022, we announced that we separately filed suit in United States District Court for the District of Delaware against Pfizer and Moderna seeking damages for infringement of U.S. Patent No. 11,246,933, or the ’933 patent in the parties’ manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. Pfizer joined BioNTech SE, or BioNTech, to the suit and filed counterclaims. In July 2022, we filed an additional lawsuit in United States District Court for the District of Delaware against each of Pfizer/BioNTech and Moderna seeking damages for infringing U.S. Patent No. 11,382,979, or the ’979 patent. The court combined the two patents in a single suit for each of Pfizer/BioNTech, or the 2022 Lawsuit, and Moderna with trial dates set for each in November 2024. On May 26, 2023, we filed additional lawsuits against Pfizer and Moderna in Delaware seeking damages for infringing U.S. Patent No. 11,590,229 in the United States District Court for the District of Delaware. In addition to this patent, we added U.S. Patent Nos. 11,633,479, or the ‘479 patent, and 11,633,480 in the more recently filed suits against both Pfizer and Moderna and of U.S. Patent No. 11,612,657 against Pfizer only. On August 9, 2023, a Markman hearing was held in the U.S. District Court for the District of Delaware to consider the meaning of three disputed terms as used in the ’933 and ’979 patents, and on August 21, 2023, the court issued an order construing two of the three terms, and deferred a ruling on the third term pending an evidentiary hearing, which was held on January 4, 2024 with the final ruling deferred pending the outcome of an additional hearing, which was held on July 12, 2024. Following the August 21, 2023 order, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and that judgment was entered by the court on August 30, 2023. On September 7, 2023, we appealed the claim construction ruling in the initial lawsuit against Moderna to the Court of Appeals for the Federal Circuit. Oral arguments were heard on April 11, 2025, and a ruling is expected by the fourth quarter of 2025. The claim construction ruling initially did not affect one of the patents in the lawsuit filed against Moderna on May 26, 2023, but following a Markman hearing held on August 15, 2024, the court entered a ruling on September 10, 2024, in the same manner as in the other earlier case and on October 2, 2024, we and Moderna jointly agreed to final judgment of non-infringement of the ‘479 patent. On October 16, 2024, Moderna filed a motion seeking recovery of fees incurred by them from the time we agreed to a judgment of non-infringement in the first case until the time we agreed to a judgment of non-infringement in the second case, which period runs from approximately September 2023 to October 2024. We opposed the motion in a reply on November 6, 2024. The court has yet to rule on the motion.
The two separate suits against Pfizer/BioNTech are ongoing and in September 2023, we and Pfizer/BioNTech agreed to consolidate the 2022 and 2023 lawsuits into one case, with a trial date set for July 7, 2025. On April 28, 2025, the court issued an order that effectively narrowed our patent claims, potentially placing the Pfizer product outside the coverage of the asserted patents. We are awaiting additional related rulings from the court which may lead to the final disposition of this case at the District Court level. The aforementioned patents relate to our biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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

For example, AMVUTTRA, our RNAi therapeutic approved for the treatment of ATTR amyloidosis with cardiomyopathy, competes with VYNDAQEL/VYNDAMAX (tafamidis), which is marketed by Pfizer, and ATTRUBY (acoramidis), which is marketed by BridgeBio, both of which are currently approved to treat ATTR amyloidosis with cardiomyopathy. While we believe AMVUTTRA has a competitive profile for the treatment of patients with ATTR amyloidosis with cardiomyopathy, both VYNDAQUEL/VYNDAMAX and ATTRUBY are administered in pill form and are available in the U.S. at lower list prices than AMVUTTRA, which may impact our ability to compete favorably with these products and may result in AMVUTTRA not achieving commercial success. We are also aware of other product candidates in clinical development for the treatment of ATTR amyloidosis with cardiomyopathy, including WAINUA (eplontersen), which is being developed by Ionis and AstraZeneca plc, or AstraZeneca, and is in Phase 3 clinical development; nexiguran ziclumeran (formerly NTLA-2001), which is being developed by Intellia Therapeutics, Inc. and Regeneron and is in Phase 3 clinical development; ALN-2220 (formerly NI006), which is being developed by Neurimmune AG and Alexion Pharmaceuticals, Inc. (a subsidiary of AstraZeneca) and is in Phase 3 clinical development; coramitug (NNC-6019-0001), which is being developed by Novo Nordisk and is in Phase 2 clinical development; and AT0-2, which is being developed by Attralus, Inc. and is in Phase 2 clinical development. We expect to face competition from any of these and potentially other additional new drugs that enter the market to treat patients with ATTR amyloidosis with cardiomyopathy.
AMVUTTRA and ONPATTRO are also approved in certain jurisdictions for the treatment of certain patients with hATTR amyloidosis with polyneuropathy. We are aware of other approved products used to treat this disease, including WAINUA (eplontersen), VYNDAQEL/VYNDAMAX (tafamidis), and TEGSEDI (inotersen), which is marketed by Ionis. There are also product candidates in various stages of clinical development for the treatment of hATTR amyloidosis patients with polyneuropathy, including ATO-02, which is in Phase 2 clinical development, and nexiguran ziclumeran (formerly NTLA-2001), which is in Phase 1 clinical development. While we believe that AMVUTTRA and ONPATTRO have and will continue to have a competitive product profile for the treatment of patients with hATTR amyloidosis with polyneuropathy, it is possible that AMVUTTRA and/or ONPATTRO may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success.
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
•general economic, industry and market conditions, including the extent to which such conditions are impacted by administrative and policy decisions globally and in the U.S.; and
•the other factors described in this “Risk Factors” section.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of March 31, 2025, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If we, our officers or directors, or our significant stockholders sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
As of March 31, 2025, we had $1.04 billion in total aggregate principal amount of Notes issued and outstanding. The interest rate for the Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2023. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading plan” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1#*	Form of Restricted Stock Unit Award Agreement for Non-employee Directors under the Amended and Restated 2018 Stock Incentive Plan, as amended
10.2#*	Forms of Performance Stock Unit Award Agreements under the Amended and Restated 2018 Stock Incentive Plan, as amended
31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
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

ALNYLAM PHARMACEUTICALS, INC.

Date: May 1, 2025	/s/ Yvonne L. Greenstreet, M.D.
Yvonne L. Greenstreet, M.D. Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)