Form 10-Q
period 2025-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2025-07-31
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At July 25, 2025, the registrant had 131,079,015 shares of Common Stock, $0.01 par value per share, outstanding.

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
•the impact of current and potential healthcare reforms, including those affecting the delivery of or payment for healthcare products and services;
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
•our ability to successfully execute on our Alnylam P5x25 strategy and our intention to achieve the metrics associated with this strategy, including to become a top-tier biotech company by the end of 2025;
•our ability to achieve sustainable operating profitability beginning in 2025;

•our expectations regarding the length of time our current cash, cash equivalents and marketable debt securities will support our operations based on our current operating plan;
•the ability of the third parties on which we rely for development, manufacture and distribution of our products to meet their obligations to us;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,113,685	$966,428
Marketable debt securities	1,743,900	1,719,920
Marketable equity securities	—	8,156
Accounts receivable, net	567,112	405,308
Inventory	71,688	78,509
Prepaid expenses and other current assets	147,314	116,964
Total current assets	3,643,699	3,295,285
Property, plant and equipment, net	499,791	502,784
Operating lease right-of-use assets	192,401	191,148
Deferred tax assets	104,363	116,863
Restricted investments	68,593	68,593
Other assets	57,172	65,310
Total assets	$4,566,019	$4,239,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102,393	$88,415
Accrued expenses	918,966	793,692
Operating lease liabilities	46,097	41,886
Deferred revenue	15,080	55,481
Liability related to the sale of future royalties	97,523	113,018
Development derivative liability	120,788	93,780
Total current liabilities	1,300,847	1,186,272
Operating lease liabilities, net of current portion	224,445	229,541
Convertible debt	1,026,522	1,024,621
Liability related to the sale of future royalties, net of current portion	1,345,147	1,334,353
Development derivative liability, net of current portion	407,535	393,139
Other liabilities	10,932	4,969
Total liabilities	4,315,428	4,172,895
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 130,977 shares issued and outstanding as of June 30, 2025; 129,294 shares issued and outstanding as of December 31, 2024	1,310	1,293
Additional paid-in capital	7,690,737	7,388,061
Accumulated other comprehensive loss	(29,952)	(34,518)
Accumulated deficit	(7,411,504)	(7,287,748)
Total stockholders' equity	250,591	67,088
Total liabilities and stockholders' equity	$4,566,019	$4,239,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statements of Operations
Revenues:
Net product revenues	$672,212	$410,088	$1,140,750	$775,251
Net revenues from collaborations	61,496	227,338	160,681	345,886
Royalty revenue	39,981	22,399	66,447	33,021
Total revenues	773,689	659,825	1,367,878	1,154,158
Operating costs and expenses:
Cost of goods sold	142,029	67,271	212,212	121,884
Cost of collaborations and royalties	924	1,401	1,782	12,764
Research and development	323,621	294,142	588,743	555,137
Selling, general and administrative	323,314	248,397	563,263	459,194
Total operating costs and expenses	789,888	611,211	1,366,000	1,148,979
(Loss) income from operations	(16,199)	48,614	1,878	5,179
Other (expense) income:
Interest expense	(40,246)	(33,258)	(78,892)	(68,511)
Interest income	27,486	29,182	56,159	58,827
Other expense, net	(6,399)	(55,705)	(56,099)	(70,249)
Total other expense, net	(19,159)	(59,781)	(78,832)	(79,933)
Loss before income taxes	(35,358)	(11,167)	(76,954)	(74,754)
Provision for income taxes	(30,919)	(5,722)	(46,802)	(8,070)
Net loss	$(66,277)	$(16,889)	$(123,756)	$(82,824)
Net loss per common share — basic and diluted	$(0.51)	$(0.13)	$(0.95)	$(0.66)
Weighted-average common shares used to compute basic and diluted net loss per common share	130,628	126,733	130,155	126,435

Statements of Comprehensive Loss
Net loss	$(66,277)	$(16,889)	$(123,756)	$(82,824)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(343)	(727)	687	(4,295)
Foreign currency translation gain (loss)	7,855	(6,952)	3,771	(7,030)
Defined benefit pension plans, net of tax	53	30	108	63
Total other comprehensive income (loss)	7,565	(7,649)	4,566	(11,262)
Comprehensive loss	$(58,712)	$(24,538)	$(119,190)	$(94,086)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	129,294	$1,293	$7,388,061	$(34,518)	$(7,287,748)	$67,088
Exercise of common stock options, net of tax withholdings	423	4	50,981	—	—	50,985
Issuance of common stock under equity plans	594	6	(6)	—	—	—
Stock-based compensation	—	—	57,840	—	—	57,840
Other comprehensive loss	—	—	—	(2,999)	—	(2,999)
Net loss	—	—	—	—	(57,479)	(57,479)
Balance as of March 31, 2025	130,311	1,303	7,496,876	(37,517)	(7,345,227)	115,435
Exercise of common stock options, net of tax withholdings	556	6	81,055	—	—	81,061
Issuance of common stock under equity plans	110	1	(1)	—	—	—
Stock-based compensation	—	—	112,807	—	—	112,807
Other comprehensive income	—	—	—	7,565	—	7,565
Net loss	—	—	—	—	(66,277)	(66,277)
Balance as of June 30, 2025	130,977	$1,310	$7,690,737	$(29,952)	$(7,411,504)	$250,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023	125,794	$1,259	$6,811,063	$(23,375)	$(7,009,591)	$(220,644)
Exercise of common stock options, net of tax withholdings	223	2	24,763	—	—	24,765
Issuance of common stock under equity plans	446	4	(4)	—	—	—
Stock-based compensation	—	—	46,155	—	—	46,155
Other comprehensive loss	—	—	—	(3,613)	—	(3,613)
Net loss	—	—	—	—	(65,935)	(65,935)
Balance as of March 31, 2024	126,463	1,265	6,881,977	(26,988)	(7,075,526)	(219,272)
Exercise of common stock options, net of tax withholdings	1,264	13	140,273	—	—	140,286
Issuance of common stock under equity plans	294	3	10,358	—	—	10,361
Stock-based compensation	—	—	90,096	—	—	90,096
Other comprehensive loss	—	—	—	(7,649)	—	(7,649)
Net loss	—	—	—	—	(16,889)	(16,889)
Balance as of June 30, 2024	128,021	$1,281	$7,122,704	$(34,637)	$(7,092,415)	$(3,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(123,756)	$(82,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,349	28,520
Non-cash interest expense on liability related to the sale of future royalties	71,434	61,103
Stock-based compensation expense	168,392	134,635
Realized and unrealized loss on marketable equity securities	2,306	1,289
Change in fair value of development derivative liability	74,150	64,228
Deferred income taxes	19,374	794
Other	(37,864)	(18,292)
Changes in operating assets and liabilities:
Accounts receivable, net	(144,347)	10,050
Inventory	17,359	6,816
Prepaid expenses and other assets	(25,992)	(13,775)
Accounts payable, accrued expenses and other liabilities	26,411	69,605
Deferred revenue	(40,400)	(219,506)
Net cash provided by operating activities	35,416	42,643
Cash flows from investing activities:
Purchases of property, plant and equipment	(23,263)	(20,991)
Purchases of marketable securities	(861,199)	(717,826)
Sales and maturities of marketable securities	856,850	705,137
Proceeds from maturity of restricted investments	58,075	57,875
Purchases of restricted investments	(58,075)	(57,875)
Net cash used in investing activities	(27,612)	(33,680)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	130,587	158,637
(Repayment of) proceeds from development derivative, net	(32,746)	1,770
Net cash provided by financing activities	97,841	160,407
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41,564	(13,061)
Net increase in cash, cash equivalents and restricted cash	147,209	156,309
Cash, cash equivalents and restricted cash, beginning of period	968,652	814,884
Cash, cash equivalents and restricted cash, end of period	$1,115,861	$971,193
Supplemental disclosure of cash flows:
Cash paid for interest	$81,497	$39,101
Cash paid for taxes	$1,098	$3,561
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$8,537	$7,793
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$4,081	$1,063
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
As of June 30, 2025, we have six marketed products, including two products that are commercialized by collaborators, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the United States, or U.S., and Europe.
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
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant accounting policies during the six months ended June 30, 2025.
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
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2025, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR”, which includes AMVUTTRA and ONPATTRO, and “Rare”, which includes GIVLAARI and OXLUMO) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
AMVUTTRA
United States	$361,346	$148,463	$559,310	$278,701
Europe	92,868	56,760	172,956	100,493
Rest of World	37,739	24,886	69,679	46,156
Total	491,953	230,109	801,945	425,350

ONPATTRO
United States	22,053	22,112	$37,625	$38,651
Europe	21,246	37,074	47,787	81,764
Rest of World	9,239	18,058	16,615	26,046
Total	52,538	77,244	102,027	146,461

Total TTR	544,491	307,353	903,972	571,811

GIVLAARI
United States	55,151	41,225	98,945	79,956
Europe	20,966	16,314	39,510	31,629
Rest of World	4,732	4,588	9,362	8,598
Total	80,849	62,127	147,817	120,183

OXLUMO
United States	16,019	15,744	30,128	29,076
Europe	21,929	20,503	42,913	41,930
Rest of World	8,924	4,361	15,920	12,251
Total	46,872	40,608	88,961	83,257

Total Rare	127,721	102,735	236,778	203,440

Total net product revenues	$672,212	$410,088	$1,140,750	$775,251
As of June 30, 2025 and December 31, 2024, net product revenue-related receivables of $474.7 million and $269.9 million, respectively, were included in accounts receivable, net on our condensed consolidated balance sheets.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes balances and activity in each product revenue allowance and reserve category:

(In thousands)	Chargebacks and Rebates	Trade Discounts and Allowances	Returns Reserve and Other Incentives	Total
Beginning balance as of December 31, 2024	$350,908	$975	$9,933	$361,816
Provision related to current period sales	302,162	4,956	30,906	338,024
Provision related to prior period sales	(37,200)	—	—	(37,200)
Credit or payments made during the period for current period sales	(123,063)	(3,217)	(11,725)	(138,005)
Credit or payments made during the period for prior period sales	(43,118)	(927)	(6,655)	(50,700)
Total as of June 30, 2025	$449,689	$1,787	$22,459	$473,935
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Roche	$18,267	$16,506	$35,323	$91,186
Regeneron Pharmaceuticals	32,542	207,429	83,581	234,193
Novartis AG	—	2,304	—	16,820
Other	10,687	1,099	41,777	3,687
Total	$61,496	$227,338	$160,681	$345,886

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of June 30, 2025	As of December 31, 2024
Receivables included in accounts receivable, net	$55,587	$102,743
Contract liabilities included in deferred revenue	$15,080	$55,481
We recognized net revenues from collaborations of $13.0 million and $41.1 million in the three and six months ended June 30, 2025, respectively, and $200.0 million and $228.7 million in the three and six months ended June 30, 2024, respectively, each of which was included in the contract liability balance at the beginning of the applicable period.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Roche License Obligation was satisfied at a point in time upon transfer of the license to Roche. Control of the licenses was transferred on the Effective Date and Roche could begin to use and benefit from the licenses. Because of this, all consideration allocated to the Roche License Obligation, including the upfront payment, milestones and royalties, is recognized when these amounts are no longer considered fully constrained or when the related sales occur for amounts subject to the sales-or-usage based royalty exception of ASC 606. For the Roche Development Services Obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated cost of the obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. As all costs in the proportional performance model are allowable for

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reimbursement from Roche, and the assumptions used to determine the total estimated cost of the obligation are consistent with the assumptions used to determine the transaction price allocated to the obligation, the revenue recognized for this obligation will approximate 60% of the actual reimbursable cost incurred. Management has applied significant judgment in the process of developing our estimates. We re-evaluate the transaction price as of the end of each reporting period and as of June 30, 2025, the total transaction price was determined to be $1.31 billion.
The following table provides a summary of the transaction price allocated to each performance obligation:

(In thousands)	As of June 30, 2025
Roche License Obligation	$375,000
Roche Development Services Obligation	937,533
Roche Technology Transfer Obligation	2,000
$1,314,533
Net revenues from collaborations recognized under the Roche Agreement consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Roche License Obligation	$—	$—	$—	$65,000
Roche Development Services Obligation	16,690	12,797	32,530	19,948
Other	1,577	3,709	2,793	6,238
Total	$18,267	$16,506	$35,323	$91,186
As of June 30, 2025, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $837.3 million, which is expected to be recognized through the term of the Roche Agreement based on our input method model as the services are performed. We incurred research and development costs related to our collaboration with Roche of $31.0 million and $60.7 million, during the three and six months ended June 30, 2025, respectively, and $26.2 million and $44.3 million, during the three and six months ended June 30, 2024, respectively.
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
In June 2024, we entered into an amended and restated C5 License Agreement, or the Amended C5 License Agreement, which terminated the C5 Co-Co Collaboration Agreement and granted Regeneron a worldwide license to cemdisiran as a monotherapy in addition to the license to cemdisiran in combination with anti-C5 antibodies. Through the Amended C5 License Agreement, Regeneron is now solely responsible for development, manufacturing and commercialization of cemdisiran as a monotherapy and in combination with anti-C5 antibodies. As part of the Amended C5 License Agreement, we provided manufacturing technology transfer services for cemdisiran to Regeneron. Regeneron provided us with an upfront payment of $10.0 million, and we will receive certain milestone payments upon receipt of regulatory approval for cemdisiran as a monotherapy, and tiered double-digit royalties on net sales. The Amended C5 License Agreement did not change our rights to

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
receive low double-digit royalties and commercial milestones of up to $325.0 million on any potential product sales if cemdisiran is used as part of a combination product.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The initial transaction price of $191.5 million allocated to the C5 Monotherapy Obligation was recognized immediately as this obligation was satisfied at a point in time upon transfer of the license to Regeneron. Control of the license was transferred in June 2024 as Regeneron could begin to use and benefit from the license on its own or together with other readily available resources to generate economic benefit from the license. The remaining variable consideration allocated to the C5 Monotherapy Obligation, including milestones and royalties, will be recognized immediately when these amounts are no longer considered fully constrained or when the related sales occur for amounts subject to the sales-or-usage based royalty exception of ASC 606. In the three months ended March 31, 2025, we completed our obligations related to the C5 License Obligation and the Regeneron Technology Transfer Obligation.
We continue to perform work in satisfaction of the remaining unsatisfied performance obligation, the Research Services Obligation. For this performance obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up. We re-evaluate the transaction price as of the end of each reporting period and as of June 30, 2025, the total transaction price was determined to be $100.5 million related to this obligation. As of June 30, 2025, the aggregate amount of the transaction price that was unsatisfied was $46.8 million, which is expected to be recognized through the term of the Regeneron Collaboration based on our input method model as the services are performed.
Net revenues from collaborations recognized under the Regeneron Collaboration consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Research Services Obligation	$12,957	$4,000	$26,767	$18,700
C5 License Obligation	—	8,800	21,458	10,500
C5 Monotherapy Obligation	—	191,520	—	191,520
Regeneron Technology Transfer Obligation	—	—	2,431	—
Other license programs	19,585	3,109	32,925	13,473
Total	$32,542	$207,429	$83,581	$234,193
Revenue recognized for the “Other license programs” relates to seven separate programs subject to individual license agreements with Regeneron.
Deferred revenue is classified as either current or noncurrent in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized. The composition of deferred revenue related to the Regeneron Collaboration is as follows:

(In thousands)	As of June 30, 2025
Research Services Obligation	$15,080
Total	$15,080

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	As of December 31, 2024
Research Services Obligation	$41,156
C5 License Obligation	12,018
Regeneron Technology Transfer Obligation	2,307
Total	$55,481
We incurred research and development costs related to the Regeneron Collaboration of $12.5 million and $31.5 million, during the three and six months ended June 30, 2025, respectively, and $14.3 million and $33.0 million, during the three and six months ended June 30, 2024, respectively.
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
Vir Biotechnology, Inc.
In March 2025, we and Vir Biotechnology, Inc., or Vir, entered into an amended and restated collaboration and license agreement, or the Amended Vir Agreement, relating to elebsiran (formerly ALN-HBV02 (VIR-2218)). Vir remains solely responsible for development, manufacturing and commercialization of elebsiran. In connection with execution of the Amended Vir Agreement, Vir made a $30.0 million payment, and we remain entitled to receive milestone payments upon the achievement of specified regulatory and commercial milestones, and royalties on the net sales of elebsiran ranging from low-to-mid teen percentages. Because the license rights have already been delivered and we have no other remaining performance obligations under the Amended Vir Agreement, the $30.0 million payment was recognized within net revenues from collaborations during the six months ended June 30, 2025.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$120,514	$120,514	$—	$—
U.S. treasury securities	9,912	—	9,912	—
Commercial paper	9,328	—	9,328	—
Marketable debt securities:
U.S. treasury securities	867,006	—	867,006	—
U.S. government-sponsored enterprise securities	421,651	—	421,651	—
Corporate notes	425,106	—	425,106	—
Commercial paper	25,131	—	25,131	—
Municipal securities	5,006	—	5,006	—
Restricted cash (money market funds)	914	914	—	—
Total financial assets	$1,884,568	$121,428	$1,763,140	$—
Financial liabilities
Development derivative liability	$528,323	$—	$—	$528,323

(In thousands)	As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$190,779	$190,779	$—	$—
U.S. treasury securities	36,428	—	36,428	—
Commercial paper	22,709	—	22,709	—
U.S. government-sponsored enterprise securities	9,952	—	9,952	—
Marketable debt securities:
U.S. treasury securities	921,627	—	921,627	—
U.S. government-sponsored enterprise securities	396,143	—	396,143	—
Corporate notes	361,739	—	361,739	—
Commercial paper	35,408	—	35,408	—
Municipal securities	5,003	—	5,003	—
Marketable equity securities	8,156	8,156	—	—
Restricted cash (money market funds)	910	910	—	—
Total financial assets	$1,988,854	$199,845	$1,789,009	$—
Financial liabilities
Development derivative liability	$486,919	$—	$—	$486,919

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2025 and December 31, 2024, the estimated fair value of our 1% Convertible Senior Notes due 2027, or the Notes, was approximately $1.35 billion and $1.11 billion, respectively. The fair value was determined based on the last actively traded price per $100 of the Notes (Level 2) as of June 30, 2025 and December 31, 2024, respectively.
During the three and six months ended June 30, 2025 and 2024, there were no transfers into or out of Level 3 financial assets or liabilities. The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
6. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and, at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three and six months ended June 30, 2025 or 2024.
The following tables summarize our marketable debt securities:

	As of June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$875,716	$1,392	$(190)	$876,918
U.S. government-sponsored enterprise securities	421,519	394	(262)	421,651
Corporate notes	424,215	995	(104)	425,106
Commercial paper	34,459	—	—	34,459
Municipal securities	5,000	6	—	5,006
Total	$1,760,909	$2,787	$(556)	$1,763,140

	As of December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$957,145	$1,377	$(467)	$958,055
U.S. government-sponsored enterprise securities	405,890	575	(370)	406,095
Corporate notes	361,311	769	(341)	361,739
Commercial paper	58,117	—	—	58,117
Municipal securities	5,002	1	—	5,003
Total	$1,787,465	$2,722	$(1,178)	$1,789,009
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of June 30, 2025	As of December 31, 2024
Marketable debt securities	$1,743,900	$1,719,920
Cash and cash equivalents	19,240	69,089
Total	$1,763,140	$1,789,009

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of June 30, 2025	As of December 31, 2024
Raw materials	$22,869	$23,965
Work in process	43,779	64,978
Finished goods	33,749	26,433
Total inventory	$100,397	$115,376
As of June 30, 2025 and December 31, 2024, we had $28.7 million and $36.9 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheets as we anticipate it being consumed beyond our normal operating cycle.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the totals of these amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
(In thousands)	2025	2024
Cash and cash equivalents	$1,113,685	$968,492
Total restricted cash included in other assets	2,176	2,701
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,115,861	$971,193
Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(32,792)	$(4,249)	$1,544	$979	$(34,518)
Other comprehensive income before reclassifications	—	—	1,580	3,771	5,351
Amounts reclassified from accumulated other comprehensive loss	—	108	(893)	—	(785)
Net other comprehensive income	—	108	687	3,771	4,566
Balance as of June 30, 2025	$(32,792)	$(4,141)	$2,231	$4,750	$(29,952)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(32,792)	$(2,753)	$1,548	$10,622	$(23,375)
Other comprehensive loss before reclassifications	—	—	(4)	(7,030)	(7,034)
Amounts reclassified from accumulated other comprehensive loss	—	63	(4,291)	—	(4,228)
Net other comprehensive income (loss)	—	63	(4,295)	(7,030)	(11,262)
Balance as of June 30, 2024	$(32,792)	$(2,690)	$(2,747)	$3,592	$(34,637)

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
8. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
As of June 30, 2025 and December 31, 2024, the carrying value of the liability related to the sale of future royalties was $1.44 billion, net of closing costs of $8.7 million, and $1.45 billion, net of closing costs of $9.1 million, respectively. The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2025 and is based on our current estimates of future royalties expected to be paid over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2024	$1,447,371
Interest expense	71,434
Payments	(76,135)
Carrying value as of June 30, 2025	$1,442,670
9. DEVELOPMENT DERIVATIVE LIABILITY
As of June 30, 2025 and December 31, 2024, we recorded $120.8 million and $93.8 million, respectively, within development derivative liability and $407.5 million and $393.1 million, respectively, within development derivative liability, net of current portion on our condensed consolidated balance sheets, based on expected timing of our payments to BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences. The change in fair value due to the remeasurement of the development derivative liability is recorded within other expense, net on our condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2025, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs, including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, (iv) our cost of borrowing (10%), and (v) Blackstone Life Sciences’ cost of borrowing (7%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2024	$486,919
Change in fair value	74,150
Payments	(32,746)
Carrying value as of June 30, 2025	$528,323
10. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense included in operating costs and expenses on our condensed consolidated statements of operations and comprehensive loss, and stock-based compensation charges included in additional paid-in capital on our condensed consolidated statements of stockholders' equity (deficit):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Research and development	$49,552	$48,115	$73,350	$67,330
Selling, general and administrative	62,128	41,173	95,042	67,305
Total stock-based compensation expense	111,680	89,288	168,392	134,635
Capitalized stock-based compensation costs	1,127	808	2,255	1,616
Total stock-based compensation charges	$112,807	$90,096	$170,647	$136,251

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
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods) excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive:

	As of June 30,
(In thousands)	2025	2024
Options to purchase common stock, inclusive of performance-based stock options	4,372	6,235
Unvested restricted stock units, inclusive of performance-based restricted stock units	3,055	2,870
Convertible debt	3,616	3,616
Total	11,043	12,721
12. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of June 30, 2025, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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
Patent Infringement Lawsuits
In March 2022, we filed separate lawsuits in the U.S. District Court for the District of Delaware, or the District Court, against (1) Moderna, Inc. and its subsidiaries ModernaTX, Inc. and Moderna US, Inc., collectively referred to as Moderna, which we refer to as the Moderna lawsuit, and (2) Pfizer, Inc. and its subsidiary Pharmacia & Upjohn Co. LLC, collectively referred to as Pfizer, which we refer to as the Pfizer lawsuit, seeking damages for patent infringement in Moderna’s and Pfizer’s manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. In May 2022, Pfizer added BioNTech SE to the Pfizer lawsuit.
Following claim construction rulings of the District Court in the Moderna lawsuit in 2023, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and we appealed the claim construction ruling to the Court of Appeals for the Federal Circuit. The claim construction ruling initially did not affect a third patent in the Moderna lawsuit, but in September 2024 the District Court entered a ruling in which it construed this third patent in the same manner as the other patents, and in October 2024 we and Moderna jointly agreed to a final judgment of non-infringement with respect to the third patent while preserving all rights to appeal.
In October 2024, Moderna filed a motion seeking recovery of fees incurred by Moderna from the time we agreed to a judgment of non-infringement with respect to the first two patents until the time we agreed to a judgment of non-infringement with respect to the third patent, which period runs from approximately September 2023 to October 2024. We opposed the motion in a reply filed on November 6, 2024. The District Court has not yet ruled on the motion. Due to uncertainty as to whether we will be liable for these fees, a loss is not probable or reasonably estimable at this time.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In June 2025, following oral argument, the Court of Appeals for the Federal Circuit affirmed the District Court’s claim construction ruling in the Moderna lawsuit. We are currently considering our options with respect to any further action on this ruling.
In the Pfizer lawsuit, the District Court issued an order in April 2025 that effectively placed the Pfizer product outside the coverage of our asserted patents. On May 13, 2025, we and Pfizer filed a joint motion seeking to stay all proceedings with a stipulation to non-infringement, which the District Court granted on the same day. On July 30, 2025, the District Court granted Pfizer’s motion for summary judgement of non-infringement and entered final judgment of non-infringement. We are currently evaluating our options, including a potential appeal to the Court of Appeals for the Federal Circuit.
On July 12, 2024, Acuitas Therapeutics, Inc., or Acuitas, filed a declaratory judgment action against us in the District Court, seeking a judgment adding certain Acuitas employees as co-inventors on the patents we have asserted against Pfizer/BioNTech and Moderna in our lawsuits. On September 19, 2024, we filed a motion to dismiss, arguing Acuitas did not have standing to sue and failed to state a claim upon which relief could be granted. On July 1, 2025, the District Court granted our motion to dismiss the complaint without prejudice, finding that the plaintiffs had failed to plead facts sufficient to establish standing.
On December 12, 2024, The Board of Regents of the University of Texas System filed a lawsuit in the U.S. District Court for the Western District of Texas, or the Texas District Court, alleging that we infringe U.S. Patent No. 8,895,717 by making, using and commercializing ONPATTRO in the U.S. On February 5, 2025, we filed a motion to dismiss the case for improper venue and an alternative motion to transfer the case to the U.S. District Court for the District of Massachusetts if the dismissal is not granted. On July 2, 2025, the Texas District Court denied the motions to dismiss and to transfer the case without prejudice, permitting us to refile the motions following the conclusion of venue discovery. In light of the early stage of this matter, a loss is not probable or reasonably estimable at this time.
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have reviewed the estimated aggregate fair value of our potential liabilities under all such indemnification provisions and have not recorded any related liability as of June 30, 2025.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
information related to these measures of segment performance. In addition, research and development and selling, general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories:
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Clinical research and outside services	$140,692	$119,496	$268,035	$245,006
Compensation and related	143,450	134,877	242,637	231,301
Occupancy and all other costs(1)	39,479	39,769	78,071	78,830
Total research and development expense	$323,621	$294,142	$588,743	$555,137
Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Compensation and related	$191,233	$137,711	$322,670	$255,052
Consulting and professional services	82,637	66,731	147,324	123,490
Occupancy and all other costs(1)	49,444	43,955	93,269	80,652
Total selling, general and administrative expense	$323,314	$248,397	$563,263	$459,194
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.

14. SUBSEQUENT EVENTS
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, or the Act, into law. The legislation includes several changes to federal tax law that are designed to allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, global intangible low-taxed income, foreign-derived intangible income, and base erosion and anti-abuse tax, amongst other changes. These changes are generally effective for tax years beginning after December 31, 2025 and were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date.
We are currently evaluating the impact on future periods.

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
AMVUTTRA is approved in the U.S. for the treatment of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, with polyneuropathy in adults, in the European Union, or EU, and the United Kingdom, or UK, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries. Regulatory reviews continue in other territories. In March 2025, the United States Food and Drug Administration, or the FDA, approved our supplemental New Drug Application, or sNDA, for AMVUTTRA for the treatment of the cardiomyopathy of wild-type or hereditary transthyretin-mediated amyloidosis in adults to reduce cardiovascular mortality, cardiovascular hospitalizations and urgent heart failure visits. In June 2025, the European Commission, or EC, granted approval of AMVUTTRA for the treatment of wild-type or hereditary transthyretin amyloidosis in adult patients with cardiomyopathy, following a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency. AMVUTTRA has also been approved by each of the Brazilian Health Regulatory Agency, or ANVISA, the Japanese Health Authority, or PMDA, the UK’s Medicines and Healthcare Products Regulatory Agency, or MHRA, and the Colombian Health Authority for the treatment of ATTR amyloidosis with cardiomyopathy.
ONPATTRO is approved in the United States, or U.S., for the treatment of the polyneuropathy of hATTR amyloidosis in adults and has also been approved in the EU for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of TTR-type familial amyloidosis with polyneuropathy, and in multiple additional countries. In February 2025, ONPATTRO received regulatory approval from ANVISA for the treatment of ATTR amyloidosis with cardiomyopathy.
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
Leqvio (inclisiran), our fifth product, is being developed and commercialized by our collaborator Novartis AG, or Novartis, and has received marketing authorization from the EC for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of low-density lipoprotein cholesterol, or LDL-C. In July 2023, the FDA approved an expanded indication for Leqvio to include treatment of adults with high LDL-C and who are at increased risk of heart disease. Leqvio has also been approved in China and Japan, and as of the end of June 2025, Leqvio had been registered in more than 106 countries worldwide and was commercially available in 86 countries.
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
In addition to our marketed products, as part of our Alnylam P5x25 strategy, we have multiple drivers of future growth, including the development of transformative medicines to treat prevalent disease. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen in development for the treatment of hypertension. In 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development and commercialization of zilebesiran. In March 2024, we reported positive topline results from our KARDIA-2 clinical trial, which is designed to evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. We expect to report results from our KARDIA-3 Phase 2 clinical trial, which is designed to evaluate the efficacy and safety of zilebesiran as an add-on therapy in adult patients with high cardiovascular risk and uncontrolled hypertension despite treatment with two to four standard of care antihypertensive medications, in the second half of 2025. We expect to initiate a Phase 3 cardiovascular outcomes clinical trial in the second half of 2025 following our reporting of results from the KARDIA-3 Phase 2 clinical trial.
We are advancing nucresiran (formerly ALN-TTRsc04), an investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis. In November 2024, we announced positive results from the ongoing Phase 1 clinical trial of nucresiran in healthy volunteers. These results demonstrated that a single dose of nucresiran at 300 mg or higher resulted in mean reductions of serum TTR of greater than 90% from baseline achieved at Day 15 and were sustained through at least Day 180. We have initiated the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR amyloidosis with cardiomyopathy and expect to initiate the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR polyneuropathy in late 2025.
We are also advancing mivelsiran (formerly ALN-APP), an investigational RNAi therapeutic targeting amyloid precursor protein in development for the treatment of Alzheimer’s disease, or AD, and cerebral amyloid angiopathy, or CAA. In July 2025, we presented multiple and single dose data from the Phase 1 clinical trial of mivelsiran in patients with early-onset AD. These data demonstrated that single and multiple doses of mivelsiran were generally well tolerated and demonstrated robust, durable, dose-dependent reductions of soluble amyloid precursor protein beta (sAPPβ) in cerebrospinal fluid. Further lowering of sAPPβ was observed after administration of a second 50 mg dose of mivelsiran. We expect to initiate a Phase 2 clinical trial of mivelsiran in patients with AD in the second half of 2025. In July 2024, we initiated dosing in the cAPPricorn-1 Phase 2 clinical trial of mivelsiran in patients with CAA.
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

We have incurred significant losses since we commenced operations in 2002 and as of June 30, 2025, we had an accumulated deficit of $7.41 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we may incur additional operating losses. While we are targeting financial self-sustainability by the end of 2025, we will continue to require significant resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that our operating results will continue to fluctuate for the foreseeable future, and therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of June 30, 2025, we generate worldwide product revenues from four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S. and Europe. However, our ongoing development and regulatory efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell our existing commercialized products or any other approved products in the future. A meaningful portion of our total revenues in recent years has been derived from collaboration revenues from collaborations with Roche, Regeneron and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic collaborations. Such collaborations include, or may include in the future, license and other fees, equity investments, funded research and development, milestone payments and royalties on product sales by our collaborators.
Research and Development
Since our inception, we have focused primarily on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of clinical development programs, which includes multiple programs in late-stage development.
Our Product Pipeline
Our broad pipeline includes six approved products and multiple late and early-stage investigational RNAi therapeutics across a broad range of disease areas and indications. We describe our commercial and clinical-stage pipeline in more detail below. The clinical-stage therapeutics described below are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. These clinical-stage therapeutics have not been approved by the FDA, European Medicines Agency, or EMA, or any other health authority and no conclusions can or should be drawn regarding the safety or efficacy of these investigational therapeutics.

The table below represents our commercial products and late- and early-stage development programs as of July 31, 2025.

PRODUCT	DISEASE	PIPELINE (PHASE 1 / PHASE 2 / PHASE 3 / COMMERCIAL)
TTR		
ONPATTRO® (patisiran)	hATTR Amyloidosis with Polyneuropathy	COMMERCIAL
AMVUTTRA® (vutrisiran)	ATTR Amyloidosis with Cardiomyopathy and hATTR Amyloidosis with Polyneuropathy	COMMERCIAL
Nucresiran (ALN-TTRsc04)	ATTR Amyloidosis with Cardiomyopathy	PHASE 3
RARE		
GIVLAARI® (givosiran)	Acute Hepatic Porphyria (AHP)	COMMERCIAL
OXLUMO® (lumasiran)	Primary Hyperoxaluria Type 1 (PH1)	COMMERCIAL
Qfitlia™ (fitusiran)	Hemophilia A or B[1]	COMMERCIAL
Cemdisiran (+/- Pozelimab)	Myasthenia Gravis[1]	PHASE 3
Cemdisiran (+ Pozelimab)	Paroxysmal Nocturnal Hemoglobinuria[1]	PHASE 3
ALN-6400	Bleeding Disorders	PHASE 1
AG-236 (ALN-TMP)	Polycythemia Vera[1]	PHASE 1
CARDIOVASCULAR		
Leqvio® (inclisiran)	Hypercholesterolemia[1]	COMMERCIAL
Zilebesiran	Hypertension[2]	PHASE 2
Zilebesiran + REVERSIR	Hypertension[2]	PHASE 1
METABOLIC		
Rapirosiran (ALN-HSD)	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]	PHASE 2
ALN-4324	Type 2 Diabetes Mellitus	PHASE 1
ALN-PNP	Non-Alcoholic Fatty Liver Disease (NAFLD)[3]	PHASE 1
ALN-APOC3	Dyslipidemia[1]	PHASE 1
ALN-CIDEB	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]	PHASE 1
NEUROLOGIC		
Mivelsiran (ALN-APP)	Cerebral Amyloid Angiopathy (CAA)[4]	PHASE 2
Mivelsiran (ALN-APP)	Alzheimer's Disease[4]	PHASE 1
ALN-HTT02	Huntington's Disease[5]	PHASE 1
ALN-SOD	SOD1 Amyotrophic Lateral Sclerosis (ALS)[3]	PHASE 1
OTHER		
Cemdisiran (+/- Pozelimab)	Geographic Atrophy[1]	PHASE 3
Elebsiran (+Tobevibart)	Hepatitis D Virus Infection[1]	PHASE 3
ALN-BCAT	Hepatocellular Carcinoma	PHASE 1
ALN-ANG3	Healthy Volunteers[1]	PHASE 1
ALN-F1202	Healthy Volunteers[1]	PHASE 1

1 Out-licensed with milestones and/or royalties
2 Partnered, Alnylam-led development with US profit split and milestones/royalties ex-US
3 Partner-led with profit split
4 Product developed as part of a collaboration with Regeneron
5 Partnered, Alnylam-led with profit split

During the second quarter of 2025 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: AMVUTTRA & ONPATTRO
•We achieved global net product revenues for AMVUTTRA and ONPATTRO for the second quarter of 2025 of $492.0 million and $52.5 million, respectively.

•Achieved approvals of AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy in numerous global markets.
◦Received regulatory approvals from ANVISA, the EC, the MHRA, and the PMDA.
Total Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the second quarter of 2025 of $80.8 million and $46.9 million, respectively.
Late-Stage Clinical Development
•Initiated the TRITON-CM Phase 3 trial of nucresiran in patients with ATTR amyloidosis with cardiomyopathy.
◦Announced that nucresiran received Fast Track Designation from the FDA’s Division of Cardiology and Nephrology for the treatment of the cardiomyopathy of wild-type or hereditary transthyretin mediated amyloidosis in adults to reduce mortality, cardiovascular hospitalizations, and urgent heart failure visits.
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
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Total revenues	$773,689	$659,825	$113,864	17%	$1,367,878	$1,154,158	$213,720	19%
Total operating costs and expenses	$789,888	$611,211	$178,677	29%	$1,366,000	$1,148,979	$217,021	19%
(Loss) income from operations	$(16,199)	$48,614	$(64,813)	(133)%	$1,878	$5,179	$(3,301)	(64)%
Total other expense, net	$(19,159)	$(59,781)	$40,622	(68)%	$(78,832)	$(79,933)	$1,101	(1)%
Provision for income taxes	$(30,919)	$(5,722)	$(25,197)	440%	$(46,802)	$(8,070)	$(38,732)	480%
Net loss	$(66,277)	$(16,889)	$(49,388)	292%	$(123,756)	$(82,824)	$(40,932)	49%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net product revenues	$672,212	$410,088	$262,124	64%	$1,140,750	$775,251	$365,499	47%
Net revenues from collaborations	61,496	227,338	(165,842)	(73)%	160,681	345,886	(185,205)	(54)%
Royalty revenue	39,981	22,399	17,582	78%	66,447	33,021	33,426	101%
Total	$773,689	$659,825	$113,864	17%	$1,367,878	$1,154,158	$213,720	19%

Net Product Revenues
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR”, which includes AMVUTTRA and ONPATTRO, and “Rare”, which includes GIVLAARI and OXLUMO), consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
AMVUTTRA
United States	$361,346	$148,463	$212,883	143%	$559,310	$278,701	$280,609	101%
Europe	92,868	56,760	36,108	64%	172,956	100,493	72,463	72%
Rest of World	37,739	24,886	12,853	52%	69,679	46,156	23,523	51%
Total	491,953	230,109	261,844	114%	801,945	425,350	376,595	89%

ONPATTRO
United States	22,053	22,112	(59)	—%	37,625	38,651	(1,026)	(3)%
Europe	21,246	37,074	(15,828)	(43)%	47,787	81,764	(33,977)	(42)%
Rest of World	9,239	18,058	(8,819)	(49)%	16,615	26,046	(9,431)	(36)%
Total	52,538	77,244	(24,706)	(32)%	102,027	146,461	(44,434)	(30)%

Total TTR	544,491	307,353	237,138	77%	903,972	571,811	332,161	58%

GIVLAARI
United States	55,151	41,225	13,926	34%	98,945	79,956	18,989	24%
Europe	20,966	16,314	4,652	29%	39,510	31,629	7,881	25%
Rest of World	4,732	4,588	144	3%	9,362	8,598	764	9%
Total	80,849	62,127	18,722	30%	147,817	120,183	27,634	23%

OXLUMO
United States	16,019	15,744	275	2%	30,128	29,076	1,052	4%
Europe	21,929	20,503	1,426	7%	42,913	41,930	983	2%
Rest of World	8,924	4,361	4,563	105%	15,920	12,251	3,669	30%
Total	46,872	40,608	6,264	15%	88,961	83,257	5,704	7%

Total Rare	127,721	102,735	24,986	24%	236,778	203,440	33,338	16%

Total net product revenues	$672,212	$410,088	$262,124	64%	$1,140,750	$775,251	$365,499	47%
Net product revenues increased during the three and six months ended June 30, 2025, as compared to the same period in 2024, primarily due to growth from AMVUTTRA driven by increased patient demand, mainly in patients with ATTR-CM in the U.S., which was partially offset by a decrease in ONPATTRO due to patient switches to AMVUTTRA, and due to growth from an increased number of patients on GIVLAARI and OXLUMO.

Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations and royalty revenue consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Roche	$18,267	$16,506	$1,761	11%	$35,323	$91,186	$(55,863)	(61)%
Regeneron Pharmaceuticals	32,542	207,429	(174,887)	(84)%	83,581	234,193	(150,612)	(64)%
Novartis AG	—	2,304	(2,304)	(100)%	—	16,820	(16,820)	(100)%
Other	10,687	1,099	9,588	*	41,777	3,687	38,090	*
Total net revenues from collaborations	$61,496	$227,338	$(165,842)	(73)%	$160,681	$345,886	$(185,205)	(54)%

Royalty revenue	$39,981	$22,399	$17,582	78%	$66,447	$33,021	$33,426	101%
* Indicates the percentage change period over period is greater than 500%
Net revenues from collaborations decreased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily driven by recognition of $185.0 million of revenue under our collaboration with Regeneron Pharmaceuticals in the three months ended June 30, 2024, as we modified the collaboration in June 2024 and provided Regeneron with an exclusive license to develop, manufacture and commercialize cemdisiran as a monotherapy. Net revenues from collaborations decreased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily driven by:
•recognition of $185.0 million of revenue under our Regeneron Collaboration in the six months ended June 30, 2024; and
•recognition of $65.0 million of milestone revenue under our Roche Collaboration in March 2024 associated with the dosing of the first patient in the zilebesiran KARDIA-3 Phase 2 clinical trial.
Partially offset by:
•recognition of a $30.0 million payment in connection with the amendment to our agreement with Vir Biotechnology, Inc. in March 2025.
Royalty revenue increased during the three and six months ended June 30, 2025, as compared to the same period in 2024, due to increased volume and rate of royalties earned from global net sales of Leqvio by our collaborator, Novartis.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors, including the level of work reimbursed by collaborators, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio and Qfitlia. We expect net revenues from collaborations will increase in 2025, as compared to 2024, primarily driven by higher anticipated revenues under our Roche Collaboration and License Agreement. We expect our royalty revenue will increase in 2025, as compared to 2024, due to the continued growth of royalties earned from global net sales of Leqvio by our collaborator, Novartis, and royalties earned from global net sales of Qfitlia by our collaborator, Sanofi.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of goods sold	$142,029	$67,271	$74,758	111%	$212,212	$121,884	$90,328	74%
Cost of goods sold as a percentage of net product revenues	21.1%	16.4%			18.6%	15.7%
Cost of collaborations and royalties	924	1,401	(477)	(34)%	1,782	12,764	(10,982)	(86)%
Research and development	323,621	294,142	29,479	10%	588,743	555,137	33,606	6%
Selling, general and administrative	323,314	248,397	74,917	30%	563,263	459,194	104,069	23%
Total	$789,888	$611,211	$178,677	29%	$1,366,000	$1,148,979	$217,021	19%

Cost of goods sold
Cost of goods sold, including cost of goods sold as a percentage of net product revenues, increased during the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily as a result of increased sales of AMVUTTRA and an associated increase in royalties payable on net sales of AMVUTTRA.
We expect our cost of goods sold, including cost of goods sold as a percentage of net product revenues, will increase during 2025, as compared to 2024, primarily as a result of an expected increase in sales of AMVUTTRA and an associated increase in royalties payable on net sales of AMVUTTRA.
Cost of collaborations and royalties
Cost of collaborations and royalties decreased during the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to decreased demand for GalNAc material supplied to our collaborators in support of certain product manufacturing as our collaborators transition to producing the material independently.
We expect cost of collaborations and royalties will continue to decrease during 2025, as compared to 2024, as a result of our collaborators continuing to transition to produce GalNAc material independently.
Research and development
Research and development expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Clinical research and outside services	$140,692	$119,496	$21,196	18%	$268,035	$245,006	$23,029	9%
Compensation and related	93,898	86,762	7,136	8%	169,287	163,971	5,316	3%
Occupancy and all other costs(1)	39,479	39,769	(290)	(1)%	78,071	78,830	(759)	(1)%
Stock-based compensation	49,552	48,115	1,437	3%	73,350	67,330	6,020	9%
Total	$323,621	$294,142	$29,479	10%	$588,743	$555,137	$33,606	6%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Research and development expenses for the three and six months ended June 30, 2025 increased as compared to the same periods in 2024, which was primarily due to:
•increased clinical trial expenses associated with startup activities for zilebesiran in the Phase 3 cardiovascular outcomes trial and nucresiran in the TRITON-CM Phase 3 trial in patients with ATTR-CM.
Partially offset by:
•decreased expenses within other clinical programs, in particular for zilebesiran in the KARDIA-2 Phase 2 clinical trial due to the wind-down of clinical activities.
Selling, general and administrative
Selling, general and administrative expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Compensation and related	$129,105	$96,538	$32,567	34%	$227,628	$187,747	$39,881	21%
Consulting and professional services	82,637	66,731	15,906	24%	147,324	123,490	23,834	19%
Occupancy and all other costs(1)	49,444	43,955	5,489	12%	93,269	80,652	12,617	16%
Stock-based compensation	62,128	41,173	20,955	51%	95,042	67,305	27,737	41%
Total	$323,314	$248,397	$74,917	30%	$563,263	$459,194	$104,069	23%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Selling, general and administrative expenses for the three and six months ended June 30, 2025 increased as compared to the same periods in 2024, primarily due to higher employee compensation costs, including stock-based compensation, and increased marketing investment associated with AMVUTTRA launch in ATTR-CM.
We expect that research and development expenses combined with selling, general and administrative expenses will continue to increase during 2025, as compared to 2024, as we continue to build out our global commercial and compliance infrastructure, launch our current commercial products into new markets, prepare for future commercial product launches, including the continued launch of AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy, advance our product candidates, including collaborated programs, into later-stage development, advance and develop our platform and preclinical pipeline, and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses based on our determination regarding the probability of vesting for performance-based awards.
Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$(40,246)	$(33,258)	$(6,988)	21%	$(78,892)	$(68,511)	$(10,381)	15%
Interest income	27,486	29,182	(1,696)	(6)%	56,159	58,827	(2,668)	(5)%
Other expense, net
Realized and unrealized losses on marketable equity securities	(1,350)	(1,367)	17	(1)%	(2,306)	(1,289)	(1,017)	79%
Change in fair value of development derivative liability	(15,259)	(55,642)	40,383	(73)%	(74,150)	(64,228)	(9,922)	15%
Other	10,210	1,304	8,906	*	20,357	(4,732)	25,089	**
Total	$(19,159)	$(59,781)	$40,622	(68)%	$(78,832)	$(79,933)	$1,101	(1)%
* Indicates the percentage change period over period is greater than 500%
** Not meaningful
Total other expense decreased during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to decreased loss associated with the change in fair value of the development derivative liability as a result of valuation updates during the three months ended June 30, 2024 driven by the regulatory approval of AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy. Total other expense decreased during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to increased net realized and unrealized foreign currency transaction gains, which was partially offset by increased interest expense associated with the liability related to the sale of future royalties and increased loss associated with the change in fair value of the development derivative liability.
Provision for Income Taxes
Provision for income taxes was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Provision for income taxes	$(30,919)	$(5,722)	$(25,197)	440%	$(46,802)	$(8,070)	$(38,732)	480%
Our provision for income taxes relates to foreign and state income taxes. The provision for income taxes increased during the three and six months ended June 30, 2025, as compared to the same periods in 2024, which primarily relates to foreign income taxes due to income generated in Switzerland, as well as state income taxes in the U.S. We expect to utilize net operating losses in Switzerland to offset taxable income and current taxes resulting in a deferred income tax provision. We continue to maintain a full valuation allowance against our net deferred tax assets in the U.S. and certain deferred tax assets in Switzerland.
We calculate our provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to pretax income or loss excluding unusual or infrequent occurring discrete items. As a result, we may experience significant fluctuations in the effective book tax rate (that is, our tax expense divided by pre-tax book income) from period to period.

Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$35,416	$42,643
Investing activities	$(27,612)	$(33,680)
Financing activities	$97,841	$160,407
Operating activities
Net cash provided by operating activities decreased during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to increased employee compensation and decreased cash received from our collaborators, partially offset by stronger cash receipts from increased product sales.
Investing activities
Net cash used in investing activities decreased during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the timing of sales, maturities, and purchases of our marketable securities.
Financing activities
Net cash provided by financing activities decreased during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to lower net proceeds from the issuance of common stock in connection with stock option exercises, as well as higher net payments to BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P. for the development derivative liability.
Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of June 30, 2025, have six marketed products, including two products commercialized by our collaborators. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we may incur additional operating losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Our expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2025, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2025, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there have been no significant changes to the financial market risks described as of December 31, 2024. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Although we have commercially launched four products and have two additional products being commercialized by our collaborators, we cannot predict whether we will successfully market and sell our approved products, including AMVUTTRA, which was launched in the U.S. for the treatment of ATTR amyloidosis with cardiomyopathy following FDA approval in March 2025.
To execute our business plan of building a profitable, top-tier biotech company by the end of 2025 and achieving the metrics associated with our Alnylam P5x25 strategy, in addition to successfully launching, marketing and selling our approved products, we will need to successfully:
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
We have experienced significant operating losses since our inception. As of June 30, 2025, we had an accumulated deficit of $7.41 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products, including AMVUTTRA in patients with ATTR amyloidosis with cardiomyopathy, in additional countries during the remainder of 2025 and in subsequent years, and have two marketed products being commercialized by our collaborators, we may not achieve or sustain profitability or positive cash flow from operations. For the three and six months ended June 30, 2025, we recognized $672.2 million and $1.14 billion in net product revenues from sales of AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO. We may continue to incur annual operating losses and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve sustainable operating profitability by the end of 2025. While we believe our current cash, cash equivalents and marketable debt securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, should enable us to achieve sustainable operating profitability by the end of 2025, we will depend on our ability to generate product, collaboration and royalty revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from collaborations with pharmaceutical and biotechnology companies, including Roche, Regeneron, Sanofi and Novartis, and we cannot be certain that we will be able to maintain our existing collaborations, secure and maintain new collaborations, meet our obligations under collaboration agreements, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new collaborations. Moreover, we cannot be certain that our collaborators, including Roche, Regeneron, Novartis and Sanofi, will continue to successfully execute their obligations under our collaboration agreements and generate collaboration and royalty revenues for us.
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
•the timing, receipt and amount of sales milestones and royalties, if any, from our approved products commercialized by our collaborators and our product candidates commercialized by our collaborators, if and when approved; and
•the outcome of the global regulatory review process and commercial success of our products, including AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy, and products for which we are entitled to receive royalties, including Leqvio and Qfitlia.
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
The terms of any financing we may be required to pursue in the future may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of our existing stockholders.
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
Although we sold a portion of the royalty stream from the global sales of Leqvio by Novartis, we are entitled to retain the remaining portions of the future royalties on Leqvio, and any negative developments related to Leqvio could have a material adverse effect on our receipt of those future royalties.
In April 2020, we sold to BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone Royalties, 50% of the royalties payable to us with respect to net sales by Novartis, its affiliates or sublicensees of Leqvio under the MDCO License Agreement. If Blackstone Royalties does not receive royalty payments in respect of global sales of Leqvio equaling at least $1.00 billion by December 31, 2029, Blackstone Royalties’ interest in Leqvio royalties will increase to 55% (and our interest will decrease to 45%) effective January 1, 2030. As a result, any factor that has an adverse impact on sales of

Leqvio could affect our ability to meet the $1.00 billion repayment threshold in this timeframe, which in turn would have a negative impact on the percentage of the Leqvio royalty stream that we are entitled to retain.
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
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.
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
As of June 30, 2025, we had $2.86 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our financial condition. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decline. The market risks associated with our investment portfolio may have an adverse effect on our operating results, liquidity and financial condition.
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
We do not currently have adequate capacity or capabilities to advance all opportunities arising from our growing pipeline of RNAi therapeutics. Accordingly, we have entered into collaborations with third party collaborators we believe can provide such capacity and capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such collaborations in the future. Specifically, we currently have active collaborations with, among other companies, Roche, Regeneron, Sanofi and Novartis covering various products and product candidates in our pipeline.
In such collaborations, we expect our current, and may expect any future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our collaborations, we also expect our collaborators to develop, market and/or sell certain of our product candidates in certain territories or globally, and we have limited or no control over the development, sales, marketing and distribution activities of these collaborators. Our future revenues may depend on the success of the efforts of these third parties. For example, we will rely entirely on (i) Regeneron for the development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and potentially other CNS and liver programs; (ii) Novartis for the development and commercialization of Leqvio worldwide; (iii) Sanofi for the commercialization of Qfitlia worldwide; and (iv) Roche for the commercialization of zilebesiran outside of the U.S. In the case of each collaboration referenced in clauses (i)-(iv) above, we are entitled to royalties, and in some instances commercial milestone payments, on the sales of the applicable product. If our collaborators are not successful in their development and/or commercialization efforts, our future revenues from the relevant product or product candidate may be adversely affected. For example, in December 2020 Novartis received a complete response letter, or CRL, from the FDA stating that the FDA could not approve the NDA by the Prescription Drug User Fee Act, or PDUFA, action date due to unresolved inspection-related conditions at a third party manufacturing facility. While Leqvio was ultimately approved by the FDA in December 2021, the resolution of the CRL resulted in a delay in the payment of an approval milestone and potential U.S. royalties. As discussed above, under our agreement with Blackstone Royalties, if the revenues generated by the royalties received by Blackstone Royalties from us with respect to Leqvio sales do not reach a certain level by the end of 2029, Blackstone Royalties will be entitled to a higher royalty percentage beginning in 2030, which would have a negative impact on the percentage of the Leqvio royalty stream that we are entitled to retain.

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
In addition, under certain circumstances, our collaborators may have additional termination rights for convenience with respect to the collaboration as a whole or a particular program under the collaboration. For example, in August 2024, we announced that Regeneron had opted out of further co-development and co-commercialization of mivelsiran for portfolio prioritization reasons. As a result of Regeneron’s opt-out, we have full development and commercialization rights to mivelsiran in all indications but we are responsible for funding further development and commercialization of mivelsiran, including the ongoing Phase 2 development program, without funding from Regeneron. Regeneron will be eligible to receive low double-digit royalties on sales of mivelsiran, if approved. It is possible that Regeneron will choose not to exercise its option to extend the Initial Research Term under our collaboration. In these circumstances, we would not receive the research term extension fee, and we and Regeneron would not nominate additional targets to be added to the collaboration.
Our collaboration agreement with Roche requires that Roche pay us a milestone payment at the initiation of a Phase 3 clinical trial of zilebesiran, which we refer to as the Phase 3 initiation milestone. In the event that Roche determines to terminate our collaboration prior to the initiation of a Phase 3 clinical trial of zilebesiran, whether because of data from the earlier clinical development of zilebesiran or for any other reason, we would not receive the Phase 3 initiation milestone, which could have a material adverse effect on our operating results and financial condition and make it more difficult for us to achieve operating profitability in 2025. In these circumstances, we would also need to determine whether to continue the clinical development of zilebesiran in the absence of funding and other support from Roche.
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
•pursue higher-priority programs or change the focus of its development programs, which could affect the collaborator’s commitment to us; or
•if it has commercial rights, choose to devote fewer resources to the marketing of our products, if any are approved for marketing, than it does for products developed or commercialized outside of our collaboration.
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
In addition to the manufacture of synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates or other drug delivery technologies. In some cases, the delivery technology we utilize is specialized or proprietary, and for technical and/or legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult and/or take significant time. We also have limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product, supply delays and drug shortages. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would disrupt our clinical and/or commercial supply, cause delays in our discovery and development efforts, and result in additional expense to us.
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
The manufacturing processes for our products and any other product candidates that we may develop is subject to the FDA and foreign regulatory authority approval processes and we will need to meet, and will need to contract with CMOs that can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The failure of any CMO to meet required regulatory authority requirements could result in the delayed submission of regulatory applications, or delays in receiving regulatory approval for any of our or our current or future collaborators’ product candidates. For example, in April 2022, due to an amendment to our vutrisiran NDA submission to address a pending inspection classification at a third-party secondary packaging and labeling facility, the FDA extended the review timeline of the NDA. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply.
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
To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we depend, and will depend in the future, on these third parties to perform their obligations in a timely manner and consistent with contractual and regulatory requirements, including those related to quality control and quality assurance. The failure of any CMO to perform its obligations as expected, or, to the extent we manufacture all or a portion of our product candidates ourselves, our failure to execute on our manufacturing requirements, could adversely affect our business in a number of ways, including:
•we or our collaborators may not be able to initiate or continue clinical trials of product candidates that are under development;
•we or our collaborators may be delayed in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;

•we may lose the cooperation of our collaborators;
•our facilities and those of our CMOs, and our products could be the subject of inspections by regulatory authorities that could have a negative outcome and result in supply delays;
•we may be required to cease distribution or recall some or all batches, of our products or take action to recover clinical trial material from clinical trial sites; and
•ultimately, we may not be able to meet the clinical and commercial demands for our products and product candidates.
We rely on third parties to conduct our clinical trials, and if such third parties fail to fulfill their obligations, our development plans may be adversely affected.
We rely on independent clinical investigators, CROs, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted with, and we plan to continue to contract with, certain third parties to provide certain services for our clinical trials, including site selection, enrollment, monitoring, auditing and data management services. These investigators and CROs are not our employees, and we have limited control over the amount of time and resources they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw their time and resources away from our programs. Although we depend heavily on these parties, we control only limited aspects of their activity and therefore we cannot be assured that these third parties will adequately perform their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with applicable GCP requirements, which are regulations and guidelines enforced by the FDA and foreign regulatory authorities for our product candidates in clinical development, and to implement timely corrective action to address any non-compliance. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites, including in connection with the review of marketing applications. If we or any of our CROs fail to comply with applicable GCP requirements, or fail to take any such corrective action in a timely manner or at all, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA, PMDA or other foreign regulatory authorities may require us to take additional action or perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a regulatory authority in the future, such regulatory authority will determine that any of our clinical trials comply with GCP requirements.
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
We have grown our workforce significantly over the last several years and anticipate additional employee growth globally in the future as we focus on the commercialization of our approved products. This growth has placed a strain on our administrative and operational infrastructure and, as a result, we will need to continue to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our global operations in the U.S., EU, Japan, Latin America and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As we continue the commercialization of our approved products, and as the product candidates we develop enter and advance through clinical trials, we will need to continue to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with third parties to provide these capabilities for us. In addition, as our operations continue to expand, we will need to successfully manage additional relationships with various collaborators, suppliers, distributors and other organizations. Our ability to manage our operations and future growth will require us to continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, ethics and compliance functions, and policies and procedures. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
•delays in filing IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or institutional review boards/ethics committees in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
•conditions imposed on us by an institutional review board or ethics committee, or the FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
•problems in engaging institutional review boards or ethics committees to oversee clinical trials or problems in obtaining or maintaining institutional review board or ethics committee approval of clinical trials;
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
•interpretations of data by the FDA or foreign regulatory authorities that differ from ours;
•lack of adequate funding to continue the clinical trial; or
•diminished revenue potential of the applicable program due to competition.
Clinical trials must be conducted in accordance with the legal requirements, regulations or guidelines of the FDA and regulatory authorities outside the U.S. We could encounter delays if a clinical trial is suspended or terminated by us, by the FDA or any other regulatory authority, or if the institution review boards of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
Patient enrollment is affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial, the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion, and factors we may not be able to control, such as potential pandemics. We or our collaborators may experience difficulty enrolling our clinical trials due to the availability of existing approved treatments, as well as other investigational treatments in development. For example, we may experience delays in recruiting and enrolling patients, and in particular treatment-naive patients, for our Phase 3 clinical trial of nucresiran for the treatment of ATTR amyloidosis with cardiomyopathy because there are multiple approved therapies on the market and multiple investigational therapies in ongoing clinical trials for that indication. Delays or difficulties in patient enrollment, or difficulties retaining trial participants, including as a result of the availability of existing approved treatments or other investigational treatments, safety concerns, or the impact of pandemics or other public health emergencies, can result in increased costs, longer development times or termination of a clinical trial.
If any of our current or future products or product candidates causes undesirable side effects or has other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
There can be no assurance that our products or product candidates will not cause undesirable side effects. For example, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If any product candidates we develop are associated with unacceptable side effects or deaths, we may need to abandon the development of such product candidates or limit development to certain uses or subpopulations in which the unacceptable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, the occurrence of such adverse events could result in the suspension or termination of clinical trials of a product candidate by us, our collaborators, institutional review boards or ethics committees, or the FDA or a foreign regulatory authority, and may negatively impact the clinical and/or regulatory timelines of the impacted product candidates. For example, our Phase 1 clinical trial of mivelsiran for Alzheimer’s Disease remains on partial clinical hold in the U.S. due to findings observed in non-clinical chronic toxicology studies. While our clinical development of mivelsiran has not been impacted by the partial clinical hold because of the dose levels at which it applies, it is possible that the partial clinical hold could have an impact if our development plans change or that future partial or full clinical holds on mivelsiran or our other product candidates could impact our ability to advance the clinical development of such product candidate on our expected timelines or at all.
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
We or our collaborators may be unable to obtain U.S. or foreign regulatory approval for our or our product candidates and, as a result, we or our collaborators may be unable to commercialize such product candidates.
Any product candidates we or our collaborators develop are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, advertising, promotion and distribution of drugs. Failure to obtain marketing approval for a product candidate we may develop will prevent us from commercializing the product candidate in a given jurisdiction. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our collaborators are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin commercialization, or that approved products, including AMVUTTRA, will not obtain regulatory approval to be sold for an additional, broader indication than the indication for which it is currently approved. For example, although AMVUTTRA has been approved by the FDA, EC, PMDA, MHRA and certain other regulatory authorities for the treatment of ATTR-CM, regulatory authorities in other jurisdictions have not yet granted approval for this expanded indication. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate is not sufficient to support the approval of an application for regulatory approval. For example, although we reported positive results from the APOLLO-B Phase 3 clinical trial of patisiran in patients with ATTR amyloidosis with cardiomyopathy, in October 2023, the FDA issued a CRL in response to our sNDA for patisiran, indicating the sNDA could not be approved in its present form.
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
Furthermore, even if we or our collaborators receive approval of an NDA or foreign marketing application for a product candidate, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or applicable foreign regulatory agency may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any of these restrictions or commitment could limit an approved product’s market opportunity and have a negative impact on our business, prospects, operating results and financial condition and our stock price. For example, if a foreign regulatory agency approves vutrisiran for the treatment of ATTR amyloidosis with cardiomyopathy with a more limited label than we are seeking, it could limit the scope of the commercial opportunity for vutrisiran in such jurisdiction.
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
The patient populations suffering from ATTR amyloidosis with cardiomyopathy, hATTR amyloidosis with polyneuropathy, AHP and PH1 have not been established with precision. If the actual number of patients suffering from these diseases is smaller than we estimate, or if we fail to raise awareness of these diseases and diagnosis is not improved, our business, prospects, operating results and financial condition may be adversely affected.
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
Any products we currently market or may develop in the future may become subject to unfavorable pricing regulations or healthcare reform initiatives, thereby harming our business, prospects, operating results and financial condition.
The regulations that govern marketing approvals, coverage, pricing and reimbursement for new drugs vary widely from country to country and are subject to change. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing authorization or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. It is also possible to obtain regulatory approval for a product in a particular country, but then be subject to price regulations or price controls that delay our commercial launch of the product and/or negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.
We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies.
In the U.S., healthcare and pharmaceutical pricing are subject to both government and public scrutiny and calls for reform, and the U.S. government continues to propose executive, legislative and regulatory changes designed to control costs and reexamine drug pricing and payment models. Specifically, there have been several recent U.S. Congressional inquiries into prescription drugs, and proposed and enacted federal and state legislation and regulations designed to, among other things, bring more transparency to drug pricing, reduce the cost and reimbursement of prescription drugs under third-party payor programs, and alter the nature and operation of manufacturer patient support programs. These developments could, directly or indirectly, affect our ability to sell AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or future products, if approved, at a favorable price.
At the federal level, for example, the Inflation Reduction Act, or IRA, includes several provisions that impact our business to varying degrees. For example, the IRA may require us to pay rebates if we increase the net cost of a Medicare Part B or Part D drug faster than the rate of inflation. In addition, our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the IRA Part D benefit structure compared to the pre-IRA benefit design. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The effect of the IRA on our business and the healthcare industry in general continues to evolve and we may continue to discover additional adverse impacts on our company or our industry. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.
The current presidential administration issued an executive order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs and increasing drug importation. In addition, in May 2025, the current presidential administration issued another executive order that directed government agencies and officials to identify most-favored-nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S., and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives will require additional legal and/or administrative action to implement. There is uncertainty regarding the nature or impact of any drug or broader healthcare reform implemented by the current presidential administration through executive or administrative action or by Congress, and the extent to which any such action will be subject to litigation or other challenges. It is unclear how any such healthcare reform measures will impact our business. While frameworks like the IRA aim to control costs, their implementation under the current administration could introduce further regulatory changes, such as additional price restrictions on products we sell to Medicare or other government purchasers. Any such developments could adversely affect reimbursement, competitive dynamics, and our business. We continue to monitor legislative reforms and assess their potential impact on our operations, but we cannot predict their ultimate effect on our business. Additionally, the current presidential administration may propose policy changes that create additional uncertainty for our business. These may include new price restrictions on products we sell to Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets.
At the state level, governments have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing. Some of these measures include upper payment limits on state-regulated payors; regulating product access, copayment assistance, and marketing; imposing drug price, cost, and marketing disclosure and transparency requirements; permitting importation from other countries; and encouraging bulk purchasing. For example, on January 5, 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation proposal, the first step toward Florida facilitating importation of certain prescription drugs from Canada. We cannot predict how further developments of or changes to these policies and rules will affect our business. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the demand for our products or put pressure on our product pricing. We cannot predict what healthcare reform initiatives may be adopted in the future in the U.S. or other foreign countries. Further federal, state and foreign legislative and regulatory developments are likely, with expected increased pressure on drug pricing. Such reforms could have a material and adverse effect on our anticipated revenues for one or more of our approved products or other product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our business, prospects, operating results and financial condition and our ability to develop drug candidates.

If we are unable to achieve and maintain coverage and adequate reimbursement from third-party payors for AMVUTTRA or our other products, the commercial success of these products may be severely hindered.
Successful commercialization of AMVUTTRA and our other products will depend in part on the extent to which coverage and adequate reimbursement are available from third-party payors, including governmental healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations, and whether and how quickly we can obtain such coverage and reimbursement. Third-party payors determine which medications they will cover and establish reimbursement levels. Reimbursement decisions by third-party payors depend upon a number of factors, including, among other things, each third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•appropriate and medically necessary for the specific condition or disease;
•cost effective; and
•neither experimental nor investigational.
Obtaining coverage and reimbursement approval from third-party payors is often a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data, including results from pharmacoeconomic studies, to each third-party payor. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. and coverage and reimbursement for products can differ significantly from payor to payor. There could be significant delays in obtaining coverage and there is no guarantee that we will be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement, and any coverage we do obtain could be more limited than the purposes for which the product is approved by the FDA or foreign regulatory authorities. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that further changes in these rules and regulations are likely.
Cost containment is a primary concern of the U.S. healthcare industry and elsewhere as well as for governmental authorities. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Third-party payors may deny reimbursement for covered products if they determine that a medical product was not used in accordance with third-party payor coverage policies, such as required procedures for cost-effective diagnosis methods, and may establish other conditions that must be met before the third-party payor will provide coverage for use of AMVUTTRA or one of our other products. For example, insurers may establish a “step-edit” system that requires a patient to first use a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. Third-party payors also may refuse to reimburse for products deemed to be experimental, or that are prescribed for an unapproved indication. It is also possible that a third-party payor may consider AMVUTTRA or our other products as substitutable by less expensive therapies and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount that can be charged for our products. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payors may also deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. Further, third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication, and it is possible that AMVUTTRA or our other products will not be included on the formularies of certain third-party payors.
In addition, some third-party payors challenge the prices charged for medical products and may impose price controls or require that we provide them with predetermined discounts from list prices. In the U.S., we have entered into value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real-world setting comparable to those demonstrated in our clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payors on these agreements is also intended to provide more confidence regarding the value of our products and help accelerate coverage decisions for patients. If the payment we receive for our products, or the reimbursement provided for such products, is inadequate in light of our significant development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than more substantial price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.4% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. In particular, governments in certain markets such as in EU, the U.K., Japan, and China, provide healthcare at low (or zero) direct costs to consumers at the point of care, and thus have significant power as large single payors to regulate prices or impose other cost control mechanisms. In addition, the emphasis on managed care in the U.S. has increased, and we expect will continue to exert downward pressure on pharmaceutical pricing. Coverage policies, third-party reimbursement rates and pharmaceutical pricing regulations may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the reimbursement available for and the pricing for AMVUTTRA or our other products, which in turn, could negatively impact the demand for AMVUTTRA or our other products. If providers are not adequately reimbursed for AMVUTTRA or our other products, they may reduce or discontinue purchases of them, which would have a significant negative impact on our business, prospects, operating results and financial condition.
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
We participate in the 340B Drug Pricing Program, Medicaid Drug Rebate Program, and a number of other federal and state government programs in the U.S. Participation in some of these programs is required in order to obtain reimbursement of our drug products under Medicaid or Medicare Part B. These programs generally require that we provide discounts or pay rebates to certain payors when our products are dispensed to beneficiaries of these programs. To support the calculation of these discounts and rebates, these programs may also impose periodic and special price and product data reporting requirements. Changes to our obligations under these government pricing programs occur frequently and program requirements are often ambiguous. Pricing calculations are complex, vary across programs and may be subject to evolving interpretations by legislative and regulatory bodies and the courts. We may be or become subject to penalties for noncompliance, including, but not limited to, civil monetary penalties, exposure under the federal false claims act, and termination from the government program, as a result of our failure to comply with obligations under these programs, including if we fail to provide timely, complete and accurate information to the government, to pay the correct rebates, or to offer the correct discounted pricing. In addition, potential policy changes by the current presidential administration may introduce additional uncertainty for our business. These could include changes to the level of scrutiny applied by the Health Resources and Services Administration to enforce non-compliance with the 340B Drug Pricing Program, new price restrictions on products we sell to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets. Any such policy shifts could significantly impact our business and operations.
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
Third parties may sue us for infringing their patent rights. For example, on December 12, 2024, the Board of Regents of the University of Texas System, or the University of Texas, filed a lawsuit in the United States District Court for the Western District of Texas, alleging that we infringe one of the University of Texas’ patents by making, using and commercializing ONPATTRO in the U.S. In February 2025, we filed a motion to dismiss for improper venue and an alternative motion to transfer the case to the U.S. District Court for the District of Massachusetts. On July 2, 2025, the Court denied the motions to dismiss without prejudice, permitting us to refile the motions following the conclusion of venue discovery. Third parties may also claim that we have improperly obtained or used their confidential or proprietary information.
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
On July 12, 2024, Acuitas Therapeutics Inc., or Acuitas, filed a declaratory judgment action against us in the U.S. District Court for the District of Delaware, seeking a judgment adding certain Acuitas employees as co-inventors on the patents we have asserted against Pfizer/BioNTech and Moderna in our lawsuits described below. On September 19, 2024, we filed a motion to dismiss arguing that Acuitas did not have standing to sue and failed to state a claim upon which relief could be granted. On July 1, 2025, the District Court granted our motion to dismiss the complaint without prejudice, finding that Acuitas had failed to plead facts sufficient to establish standing.
We may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. In March 2022, we filed separate lawsuits in United States District Court for the District of Delaware against (1) Moderna and certain of its subsidiaries and (2) Pfizer and one of its subsidiaries, seeking damages for patent infringement in the parties’ manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. In May 2022, Pfizer joined BioNTech SE to the Pfizer lawsuit and filed counterclaims. Following claim construction rulings of the District court in the Moderna lawsuit in 2023, we and Moderna jointly agreed to a final judgment of non-infringement of two of our patents, and we appealed the claim construction ruling to the Court of Appeals for the Federal Circuit. The claim construction ruling initially did not affect a third patent in the Moderna lawsuit, but in September 2024, the District Court entered a ruling in which it construed this third patent in the same manner as the other patents, and in October 2024, we and Moderna jointly agreed to final judgment of non-infringement with respect to the third patent while preserving all rights to appeal. In October 2024, Moderna filed a motion seeking recovery of fees incurred by them from the time we agreed to a judgment of non-infringement with respect to the first two patents until the time we agreed to a judgment of non-infringement with respect to the third patent, which period runs from approximately September 2023 to October 2024. We opposed the motion in a reply on November 6, 2024. The court has yet to rule on the motion. In June 2025, following oral argument, the Court of Appeals for the Federal Circuit affirmed the District Court’s claim construction ruling. We are currently considering our options with respect to any further action on this ruling.
In the Pfizer lawsuit, the District Court issued an order in April 2025 that effectively placed the Pfizer product outside the coverage of our asserted patents. On May 13, 2025, we and Pfizer filed a joint motion seeking to stay all proceedings with a stipulation to non-infringement, which the District Court granted on the same day. On July 30, 2025, the District Court granted Pfizer’s motion for summary judgment of non-infringement and entered final judgment of non-infringement. We are currently evaluating our options, including a potential appeal to the Court of Appeals for the Federal Circuit.
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
For example, AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy, competes with VYNDAQEL/VYNDAMAX (tafamidis), which is marketed by Pfizer, and ATTRUBY (acoramidis), which is marketed by BridgeBio, both of which are approved to treat ATTR amyloidosis with cardiomyopathy. While we believe AMVUTTRA has a competitive profile for the treatment of patients with ATTR amyloidosis with cardiomyopathy, both VYNDAQEL/VYNDAMAX and ATTRUBY are administered in pill form and are available in the U.S. at lower list prices than AMVUTTRA, which may impact our ability to compete favorably with these products and may result in AMVUTTRA not achieving commercial success. We are also aware of other product candidates in clinical development for the treatment of ATTR amyloidosis with cardiomyopathy, including WAINUA (eplontersen), which is being developed by Ionis and AstraZeneca plc, or AstraZeneca, and is in Phase 3 clinical development; nexiguran ziclumeran (formerly NTLA-2001), which is being developed by Intellia Therapeutics, Inc. and Regeneron and is in Phase 3 clinical development; ALN-2220 (formerly NI006), which is being developed by Neurimmune AG and Alexion Pharmaceuticals, Inc. (a subsidiary of AstraZeneca) and is in Phase 3 clinical development; coramitug (NNC-6019-0001), which is being developed by Novo Nordisk and is in Phase 2 clinical development; and AT0-2, which is being developed by Attralus, Inc. and is in Phase 2 clinical development. We expect to face competition from any of these and potentially other additional new drugs that enter the market to treat patients with ATTR amyloidosis with cardiomyopathy.
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

•reimbursement coverage; and
•patent position.
Our competitors may develop or commercialize products with significant advantages over any products we or our collaborators develop based on any of the factors listed above or on other factors. In addition, our competitors may enter into collaborations with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us and our collaborators. Our competitors may therefore be more successful in commercializing their products than we or our collaborators are, which could adversely affect our competitive position and business, prospects, operating results and financial condition. Competitive products may make any products we or our collaborators develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute on our business plan. Furthermore, we and our collaborators also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we and our collaborators are targeting could make our or our collaborators’ product candidates noncompetitive, obsolete or uneconomical.
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
We and our collaborators also compete with companies working to develop antisense-based drugs. Similar to RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Akcea Therapeutics, Inc., a wholly owned subsidiary of Ionis, has received marketing approval for an antisense drug, inotersen, for the treatment of adult hATTR amyloidosis patients with stage 1 or stage 2 polyneuropathy. Several antisense drugs developed by Ionis have been approved and are currently marketed, including WAINUA (eplontersen), and Ionis has multiple antisense product candidates in clinical trials. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and preclinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
•the timing and results of clinical trials of our or our collaborators’ product candidates;
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
•announcement or expectation of financing efforts;
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of June 30, 2025, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If we, our officers or directors, or our significant stockholders sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

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
As of June 30, 2025, we had $1.04 billion in total aggregate principal amount of Notes issued and outstanding. The interest rate for the Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended June 30, 2025, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.
Dennis A. Ausiello, M.D., Director
On May 15, 2025, Dennis A. Ausiello, a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Dr. Ausiello, acting through a broker, may sell up to an aggregate of 31,448 shares of our common stock received upon the exercise of options granted to Dr. Ausiello as director compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from August 13, 2025 to May 1, 2026. The plan is scheduled to terminate on May 1, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Ausiello or the broker, or as otherwise provided in the plan.
Colleen F. Reitan, Director
On June 10, 2025, Colleen F. Reitan, a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Ms. Reitan, acting through a broker, may sell up to an aggregate of 18,000 shares of our common stock received upon the exercise of options granted to Ms. Reitan as director compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from September 9, 2025 to May 15, 2026. The plan is scheduled to terminate on May 15, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Ms. Reitan or the broker, or as otherwise provided in the plan.
Tolga Tanguler, Chief Commercial Officer
On May 27, 2025, Tolga Tanguler, our Chief Commercial Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Tanguler, acting through a broker, may sell up to an aggregate of 3,474 shares of our common stock received upon the settlement of awards granted to Mr. Tanguler as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from August 29, 2025 to May 10, 2026. The plan is scheduled to terminate on May 10, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Tanguler or the broker, or as otherwise provided in the plan.

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

ALNYLAM PHARMACEUTICALS, INC.

Date: July 31, 2025	/s/ Yvonne L. Greenstreet, M.D.
Yvonne L. Greenstreet, M.D. Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)