Form 10-Q
period 2025-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2025-10-30
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At October 24, 2025, the registrant had 132,113,818 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PAGE NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024	5
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024	6
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024, THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024, AND THE THREE MONTHS ENDED MARCH 31. 2025 AND 2024	7
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024	9
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4. CONTROLS AND PROCEDURES	42

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	43

ITEM 1A. RISK FACTORS	43

ITEM 5. OTHER INFORMATION	79

ITEM 6. EXHIBITS	80

SIGNATURES	81

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our views with respect to the potential for our approved and investigational RNAi therapeutics and those of our collaborators, including AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO, Leqvio® (inclisiran), Qfitlia™ (fitusiran), zilebesiran, mivelsiran, nucresiran and cemdisiran;
•our plans for additional global regulatory filings and the continuing product launches of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO and our collaborators’ plans with respect to Leqvio, Qfitlia and cemdisiran;
•our ability to obtain regulatory approval of AMVUTTRA (vutrisiran) for the treatment of ATTR amyloidosis with cardiomyopathy in jurisdictions outside the United States;
•our expectations regarding the potential market size for, and the successful commercialization of, AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO, Leqvio, Qfitlia or any future products;
•our ability to obtain and maintain regulatory approvals and pricing, reimbursement and patient access and insurance coverage for AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any future products, and our collaborators’ ability with respect to Leqvio, Qfitlia and cemdisiran;
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
•the status of our manufacturing operations and any delays, interruptions or failures in the manufacture and supply of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any of our product candidates (or Leqvio, Qfitlia, cemdisiran or other products or product candidates being developed and commercialized by our collaborators), by our or their contract manufacturers or by us or our collaborators;
•the impact of current and potential healthcare reforms, including those affecting the delivery, pricing or government price reporting of or payment, insurance coverage or reimbursement for healthcare products and services;
•the impact of any future pandemics or public health emergencies on, among other things, our financial performance, business and operations, including manufacturing, supply chain, research and development activities and pipeline programs, and other potential impacts to our business;
•our progress continuing to build and leverage our global commercial infrastructure;
•the possible impact of any competing products, including generic versions of competing products, on the commercial success of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO, Leqvio and Qfitlia, as well as our product candidates, and, our, or with respect to Leqvio or Qfitlia, our collaborators’, ability to compete against such products;
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
•the outcome of litigation or of other legal proceedings or government investigations;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,490,249	$966,428
Marketable debt securities	1,234,375	1,719,920
Marketable equity securities	—	8,156
Accounts receivable, net	964,768	405,308
Inventory	75,383	78,509
Prepaid expenses and other current assets	188,036	116,964
Total current assets	3,952,811	3,295,285
Property, plant and equipment, net	501,754	502,784
Operating lease right-of-use assets	191,390	191,148
Deferred tax assets	98,558	116,863
Restricted investments	51,314	68,593
Other assets	55,835	65,310
Total assets	$4,851,662	$4,239,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$117,591	$88,415
Accrued expenses	1,153,648	793,692
Operating lease liabilities	44,755	41,886
Deferred revenue	2,541	55,481
Liability related to the sale of future royalties	115,691	113,018
Development derivative liability	121,251	93,780
Total current liabilities	1,555,477	1,186,272
Operating lease liabilities, net of current portion	223,421	229,541
Convertible debt	1,040,276	1,024,621
Liability related to the sale of future royalties, net of current portion	1,349,166	1,334,353
Development derivative liability, net of current portion	439,659	393,139
Other liabilities	9,769	4,969
Total liabilities	4,617,768	4,172,895
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 131,791 shares issued and outstanding as of September 30, 2025; 129,294 shares issued and outstanding as of December 31, 2024	1,318	1,293
Additional paid-in capital	7,414,771	7,388,061
Accumulated other comprehensive loss	(21,775)	(34,518)
Accumulated deficit	(7,160,420)	(7,287,748)
Total stockholders' equity	233,894	67,088
Total liabilities and stockholders' equity	$4,851,662	$4,239,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statements of Operations
Revenues:
Net product revenues	$851,082	$420,146	$1,991,832	$1,195,397
Net revenues from collaborations	351,742	57,387	512,423	403,273
Royalty revenue	46,202	23,386	112,649	56,407
Total revenues	1,249,026	500,919	2,616,904	1,655,077
Operating costs and expenses:
Cost of goods sold	197,231	81,980	409,443	203,864
Cost of collaborations and royalties	2,923	3,925	4,705	16,689
Research and development	358,814	270,926	947,557	826,063
Selling, general and administrative	322,076	220,993	885,339	680,187
Total operating costs and expenses	881,044	577,824	2,247,044	1,726,803
Income (loss) from operations	367,982	(76,905)	369,860	(71,726)
Other (expense) income:
Interest expense	(44,398)	(34,376)	(123,290)	(102,887)
Interest income	28,681	32,146	84,840	90,973
Loss related to convertible debt	(39,146)	—	(39,146)	—
Other expense, net	(74,150)	(29,528)	(130,249)	(99,777)
Total other expense, net	(129,013)	(31,758)	(207,845)	(111,691)
Income (loss) before income taxes	238,969	(108,663)	162,015	(183,417)
Benefit from (provision for) income taxes	12,115	(2,907)	(34,687)	(10,977)
Net income (loss)	$251,084	$(111,570)	$127,328	$(194,394)

Net income (loss) per common share — basic	$1.91	$(0.87)	$0.98	$(1.53)
Net income (loss) per common share — diluted	$1.84	$(0.87)	$0.95	$(1.53)

Weighted-average common shares — basic	131,447	128,590	130,590	127,159
Weighted-average common shares — diluted	137,348	128,590	134,146	127,159

Statements of Comprehensive Income (Loss)
Net income (loss)	$251,084	$(111,570)	$127,328	$(194,394)
Other comprehensive income:
Unrealized gains on marketable securities	1,131	9,078	1,818	4,783
Foreign currency translation gains (losses)	6,993	703	10,764	(6,327)
Defined benefit pension plans, net of tax	53	30	161	93
Total other comprehensive income (loss)	8,177	9,811	12,743	(1,451)
Comprehensive income (loss)	$259,261	$(101,759)	$140,071	$(195,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	129,294	$1,293	$7,388,061	$(34,518)	$(7,287,748)	$67,088
Exercise of common stock options, net of tax withholdings	423	4	50,981	—	—	50,985
Issuance of common stock under equity plans	594	6	(6)	—	—	—
Stock-based compensation	—	—	57,840	—	—	57,840
Other comprehensive loss	—	—	—	(2,999)	—	(2,999)
Net loss	—	—	—	—	(57,479)	(57,479)
Balance as of March 31, 2025	130,311	1,303	7,496,876	(37,517)	(7,345,227)	115,435
Exercise of common stock options, net of tax withholdings	556	6	81,055	—	—	81,061
Issuance of common stock under equity plans	110	1	(1)	—	—	—
Stock-based compensation	—	—	112,807	—	—	112,807
Other comprehensive income	—	—	—	7,565	—	7,565
Net loss	—	—	—	—	(66,277)	(66,277)
Balance as of June 30, 2025	130,977	1,310	7,690,737	(29,952)	(7,411,504)	250,591
Exercise of common stock options, net of tax withholdings	625	6	80,414	—	—	80,420
Issuance of common stock under equity plans	189	2	(2)	—	—	—
Stock-based compensation	—	—	109,339	—	—	109,339
Repurchase of 1.00% Convertible Senior Notes due 2027	—	—	(430,406)	—	—	(430,406)
Purchase of capped calls related to 0.00% Convertible Senior Notes due 2028	—	—	(35,311)	—	—	(35,311)
Other comprehensive income	—	—	—	8,177	—	8,177
Net income	—	—	—	—	251,084	251,084
Balance as of September 30, 2025	131,791	$1,318	$7,414,771	$(21,775)	$(7,160,420)	$233,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2023	125,794	$1,259	$6,811,063	$(23,375)	$(7,009,591)	$(220,644)
Exercise of common stock options, net of tax withholdings	223	2	24,763	—	—	24,765
Issuance of common stock under equity plans	446	4	(4)	—	—	—
Stock-based compensation	—	—	46,155	—	—	46,155
Other comprehensive loss	—	—	—	(3,613)	—	(3,613)
Net loss	—	—	—	—	(65,935)	(65,935)
Balance as of March 31, 2024	126,463	1,265	6,881,977	(26,988)	(7,075,526)	(219,272)
Exercise of common stock options, net of tax withholdings	1,264	13	140,273	—	—	140,286
Issuance of common stock under equity plans	294	3	10,358	—	—	10,361
Stock-based compensation	—	—	90,096	—	—	90,096
Other comprehensive loss	—	—	—	(7,649)	—	(7,649)
Net loss	—	—	—	—	(16,889)	(16,889)
Balance as of June 30, 2024	128,021	1,281	7,122,704	(34,637)	(7,092,415)	(3,067)
Exercise of common stock options, net of tax withholdings	785	8	90,560	—	—	90,568
Issuance of common stock under equity plans	35	—	—	—	—	—
Stock-based compensation	—	—	46,612	—	—	46,612
Other comprehensive income	—	—	—	9,811	—	9,811
Net loss	—	—	—	—	(111,570)	(111,570)
Balance as of September 30, 2024	128,841	$1,289	$7,259,876	$(24,826)	$(7,203,985)	$32,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$127,328	$(194,394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,152	42,502
Non-cash interest expense on liability related to the sale of future royalties	112,298	91,834
Stock-based compensation expense	276,603	180,439
Realized and unrealized loss on marketable equity securities	2,306	2,856
Loss on extinguishment of debt	39,146	—
Change in fair value of development derivative liability	138,813	100,499
Deferred income taxes	24,972	631
Other	(31,464)	(32,228)
Changes in operating assets and liabilities:
Accounts receivable, net	(544,210)	(27,042)
Inventory	22,335	12,741
Prepaid expenses and other assets	(46,734)	(22,052)
Accounts payable, accrued expenses and other liabilities	249,920	153,200
Deferred revenue	(52,940)	(222,636)
Net cash provided by operating activities	360,525	86,350
Cash flows from investing activities:
Purchases of property, plant and equipment	(35,405)	(25,183)
Purchases of marketable securities	(1,069,170)	(1,148,203)
Sales and maturities of marketable securities	1,580,220	1,128,656
Proceeds from maturity of restricted investments	59,775	57,875
Purchases of restricted investments	(59,775)	(77,075)
Other investing activities	(2,150)	—
Net cash provided by (used in) investing activities	473,495	(63,930)
Cash flows from financing activities:
Proceeds from issuance of 0.00% Convertible Senior Notes due 2028, net	646,372	—
Purchases of capped calls related to 0.00% Convertible Senior Notes due 2028	(35,311)	—
Repayment of 1.00% Convertible Senior Notes due 2027	(1,102,659)	—
Payment of issuance costs for revolving credit agreement	(2,414)	—
Proceeds from exercise of stock options and other types of equity, net	208,327	266,673
(Repayment of) proceeds from development derivative, net	(64,822)	(3,511)
Net cash used in (provided by) financing activities	(350,507)	263,162
Effect of exchange rate changes on cash, cash equivalents and restricted cash	40,637	2,032
Net increase in cash, cash equivalents and restricted cash	524,150	287,614
Cash, cash equivalents and restricted cash, beginning of period	968,652	814,884
Cash, cash equivalents and restricted cash, end of period	$1,492,802	$1,102,498
Supplemental disclosure of cash flows:
Cash paid for interest	$105,390	$55,248
Cash paid for taxes	$2,375	$8,168
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$12,379	$9,732
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$9,604	$742
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS
Alnylam Pharmaceuticals, Inc. (also referred to as Alnylam, the Company, we, our or us) commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on ribonucleic acid interference, or RNAi. We are committed to the advancement of our company strategy of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact. Since inception, we have focused on discovering, developing and commercializing RNAi therapeutics by establishing and maintaining a strong intellectual property position in the RNAi field, establishing strategic collaborations with leading pharmaceutical and life sciences companies, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics globally, either independently or with our strategic collaborators. We have devoted substantially all of our efforts to research, development, manufacturing and commercializing biopharmaceutical products, acquiring, filing and expanding our intellectual property rights, recruiting our management and technical staff, and raising capital.
As of September 30, 2025, we have six marketed products, including two products that are commercialized by collaborators, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the United States, or U.S., and Europe.
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
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2025.
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
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents, marketable securities, and available borrowing capacity under the revolving credit agreement, or the Revolving Credit Agreement, as of September 30, 2025, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. Please refer to Note 8, Convertible Debt and Other Financing, for further information related to the Revolving Credit Agreement.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The standard updates may be applied on either a prospective or a modified retrospective basis. We are currently evaluating the impact this guidance could have on our condensed consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the guidance for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. The standard will be effective for annual reporting periods beginning after December 15, 2027, as well as interim period reporting periods within those annual reporting periods, with early adoption permitted. The standard updates may be applied on a prospective, retrospective, or modified retrospective approach. We are currently evaluating the impact this guidance could have on our condensed consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. We adopted ASU 2024-04 in the third quarter of 2025 and applied it on a retrospective basis as of January 1, 2025. The adoption did not have a material effect on our condensed consolidated financial statements, but we applied the guidance to the repurchase of our 1.00% Convertible Senior Notes due 2027, or the 2027 Notes, in the third quarter of 2025. Please refer to Note 8, Convertible Debt and Other Financing, for further information related to the repurchase.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR”, which includes AMVUTTRA and ONPATTRO, and “Rare”, which includes GIVLAARI and OXLUMO) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
AMVUTTRA
United States	$530,347	$168,658	$1,089,657	$447,359
Europe	111,944	65,140	284,900	165,633
Rest of World	43,012	24,792	112,691	70,948
Total	685,303	258,590	1,487,248	683,940

ONPATTRO
United States	12,480	16,207	50,105	54,858
Europe	19,678	24,327	67,465	106,091
Rest of World	6,917	9,759	23,532	35,805
Total	39,075	50,293	141,102	196,754

Total TTR	724,378	308,883	1,628,350	880,694

GIVLAARI
United States	50,426	40,372	149,371	120,328
Europe	18,706	16,281	58,216	47,910
Rest of World	4,742	14,390	14,104	22,988
Total	73,874	71,043	221,691	191,226

OXLUMO
United States	20,727	14,933	50,855	44,009
Europe	22,346	19,977	65,259	61,907
Rest of World	9,757	5,310	25,677	17,561
Total	52,830	40,220	141,791	123,477

Total Rare	126,704	111,263	363,482	314,703

Total net product revenues	$851,082	$420,146	$1,991,832	$1,195,397
As of September 30, 2025 and December 31, 2024, net product revenue-related receivables of $572.8 million and $269.9 million, respectively, were included in accounts receivable, net on our condensed consolidated balance sheets.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes balances and activity in each product revenue allowance and reserve category:

(In thousands)	Chargebacks and Rebates	Trade Discounts and Allowances	Returns Reserve and Other Incentives	Total
Beginning balance as of December 31, 2024	$350,908	$975	$9,933	$361,816
Provision related to current period sales	522,200	7,748	52,456	582,404
Provision related to prior period sales	(43,500)	—	—	(43,500)
Credit or payments made during the period for current period sales	(240,997)	(6,003)	(34,834)	(281,834)
Credit or payments made during the period for prior period sales	(51,896)	(926)	(6,648)	(59,470)
Total as of September 30, 2025	$536,715	$1,794	$20,907	$559,416
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Roche	$326,604	$16,289	$361,927	$107,475
Regeneron Pharmaceuticals	22,542	37,948	106,123	272,141
Novartis AG	—	2,936	—	19,756
Other	2,596	214	44,373	3,901
Total	$351,742	$57,387	$512,423	$403,273
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of September 30, 2025	As of December 31, 2024
Receivables included in accounts receivable, net	$346,625	$102,743
Contract liabilities included in deferred revenue	$2,541	$55,481
We recognized net revenues from collaborations of $12.5 million and $53.6 million in the three and nine months ended September 30, 2025, respectively, and $19.5 million and $248.6 million in the three and nine months ended September 30, 2024, respectively, each of which was included in the contract liability balance at the beginning of the applicable period.
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
Product Collaborations
Roche
On July 21, 2023, or the Effective Date, we entered into a Collaboration and License Agreement, or the Roche Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc., or, collectively, Roche, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of zilebesiran. Zilebesiran is our investigational small interfering RNA, or siRNA, therapeutic targeting liver-expressed angiotensinogen, which is currently in Phase 3 clinical development for the treatment of hypertension.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Roche has the right to terminate the Roche Agreement for any or no reason at all upon prior written notice. In addition, either party may terminate the Roche Agreement for a material breach by, or insolvency of, the other party, subject to a cure period. Unless earlier terminated pursuant to its terms, the Roche Agreement will remain in effect until expiration on a country-by-country basis (a) in the Roche Territory, upon expiration of the applicable royalty term in the applicable country and (b) in the Co-Commercialization Territory, upon expiration of the term of the co-commercialization efforts.
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
The Roche License Obligation was satisfied at a point in time upon transfer of the license to Roche. Control of the licenses was transferred on the Effective Date and Roche could begin to use and benefit from the licenses. Because of this, all consideration allocated to the Roche License Obligation, including the upfront payment, milestones and royalties, is recognized when these amounts are no longer considered fully constrained or when the related sales occur for amounts subject to the sales-or-usage based royalty exception of ASC 606. For the Roche Development Services Obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated cost of the obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. As all costs in the proportional performance model are allowable for reimbursement from Roche, and the assumptions used to determine the total estimated cost of the obligation are consistent with

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the assumptions used to determine the transaction price allocated to the obligation, the revenue recognized for this obligation will approximate 60% of the actual reimbursable cost incurred. Management has applied significant judgment in the process of developing our estimates. We re-evaluate the transaction price as of the end of each reporting period and as of September 30, 2025, the total transaction price was determined to be $1.74 billion, an increase of $423.6 million from December 31, 2024 attributed to the achievement of a $300.0 million development milestone due to us upon the first patient dosing in the ZENITH Phase 3 study in September 2025, as well as a higher probability of success associated with initiation of the Phase 3 study offset by a decrease in the expected costs to perform the development services based on an updated development plan approved by the joint steering committee in September 2025. We recognized $300.0 million in net revenue from collaborations as the development milestone specifically relates to the transfer of the license to Roche which occurred on the Effective Date.
The following table provides a summary of the transaction price allocated to each performance obligation:

(In thousands)	As of September 30, 2025
Roche License Obligation	$675,000
Roche Development Services Obligation	1,061,167
Roche Technology Transfer Obligation	2,000
$1,738,167
Net revenues from collaborations recognized under the Roche Agreement consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Roche License Obligation	$300,000	$—	$300,000	$65,000
Roche Development Services Obligation	25,166	14,884	57,696	34,832
Other	1,438	1,405	4,231	7,643
Total	$326,604	$16,289	$361,927	$107,475
As of September 30, 2025, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $935.7 million, which is expected to be recognized through the term of the Roche Agreement based on our input method model as the services are performed. We incurred research and development costs related to our collaboration with Roche of $44.8 million and $105.6 million, during the three and nine months ended September 30, 2025, respectively, and $27.8 million and $72.1 million, during the three and nine months ended September 30, 2024, respectively.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We continue to perform work in satisfaction of the remaining unsatisfied performance obligation, the Research Services Obligation. For this performance obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up. We re-evaluate the transaction price as of the end of each reporting period and as of September 30, 2025, the total transaction price was determined to be $100.5 million related to this obligation. As of September 30, 2025, the aggregate amount of the transaction price that was unsatisfied was $34.3 million, which is expected to be recognized through the term of the Regeneron Collaboration based on our input method model as the services are performed.
Net revenues from collaborations recognized under the Regeneron Collaboration consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Research Services Obligation	$12,540	$11,100	$39,306	$29,800
C5 License Obligation	—	8,400	21,370	18,900
C5 Monotherapy Obligation	—	—	—	191,520
C5 Co-Co Obligation	—	—	—	700
Regeneron Technology Transfer Obligation	—	—	2,431	—
Other license programs	10,002	18,448	43,016	31,221
Total	$22,542	$37,948	$106,123	$272,141
Revenue recognized for the “Other license programs” relates to seven separate programs subject to individual license agreements with Regeneron.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred revenue is classified as either current or noncurrent in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized. The composition of deferred revenue related to the Regeneron Collaboration is as follows:

(In thousands)	As of September 30, 2025
Research Services Obligation	$2,541
Total	$2,541

(In thousands)	As of December 31, 2024
Research Services Obligation	$41,156
C5 License Obligation	12,018
Regeneron Technology Transfer Obligation	2,307
Total	$55,481
We incurred research and development costs related to the Regeneron Collaboration of $14.6 million and $46.1 million, during the three and nine months ended September 30, 2025, respectively, and $27.9 million and $60.8 million, during the three and nine months ended September 30, 2024, respectively.
Novartis AG
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
Vir Biotechnology, Inc.
In March 2025, we and Vir Biotechnology, Inc., or Vir, entered into an amended and restated collaboration and license agreement, or the Amended Vir Agreement, relating to elebsiran (formerly ALN-HBV02 (VIR-2218)). Vir remains solely responsible for development, manufacturing and commercialization of elebsiran. In connection with execution of the Amended Vir Agreement, Vir made a $30.0 million payment, and we remain entitled to receive milestone payments upon the achievement of specified regulatory and commercial milestones, and royalties on the net sales of elebsiran ranging from low-to-mid teen percentages. Because the license rights have already been delivered and we have no other remaining performance obligations under the Amended Vir Agreement, the $30.0 million payment was recognized within net revenues from collaborations during the nine months ended September 30, 2025.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$121,966	$121,966	$—	$—
U.S. treasury securities	14,952	—	14,952	—
Commercial paper	10,072	—	10,072	—
Marketable debt securities:
U.S. treasury securities	638,615	—	638,615	—
Corporate notes	343,349	—	343,349	—
U.S. government-sponsored enterprise securities	238,743	—	238,743	—
Commercial paper	8,654	—	8,654	—
Municipal securities	5,014	—	5,014	—
Restricted cash (money market funds)	916	916	—	—
Total financial assets	$1,382,281	$122,882	$1,259,399	$—
Financial liabilities
Development derivative liability	$560,910	$—	$—	$560,910

(In thousands)	As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$190,779	$190,779	$—	$—
U.S. treasury securities	36,428	—	36,428	—
Commercial paper	22,709	—	22,709	—
U.S. government-sponsored enterprise securities	9,952	—	9,952	—
Marketable debt securities:
U.S. treasury securities	921,627	—	921,627	—
U.S. government-sponsored enterprise securities	396,143	—	396,143	—
Corporate notes	361,739	—	361,739	—
Commercial paper	35,408	—	35,408	—
Municipal securities	5,003	—	5,003	—
Marketable equity securities	8,156	8,156	—	—
Restricted cash (money market funds)	910	910	—	—
Total financial assets	$1,988,854	$199,845	$1,789,009	$—
Financial liabilities
Development derivative liability	$486,919	$—	$—	$486,919
During the three and nine months ended September 30, 2025 and 2024, there were no transfers into or out of Level 3 financial assets or liabilities. The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and, at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three and nine months ended September 30, 2025 or 2024.
The following tables summarize our marketable debt securities:

	As of September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$651,985	$1,621	$(39)	$653,567
Corporate notes	342,147	1,207	(5)	343,349
U.S. government-sponsored enterprise securities	238,179	614	(50)	238,743
Commercial paper	18,726	—	—	18,726
Municipal securities	5,000	14	—	5,014
Total	$1,256,037	$3,456	$(94)	$1,259,399

	As of December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$957,145	$1,377	$(467)	$958,055
U.S. government-sponsored enterprise securities	405,890	575	(370)	406,095
Corporate notes	361,311	769	(341)	361,739
Commercial paper	58,117	—	—	58,117
Municipal securities	5,002	1	—	5,003
Total	$1,787,465	$2,722	$(1,178)	$1,789,009
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of September 30, 2025	As of December 31, 2024
Marketable debt securities	$1,234,375	$1,719,920
Cash and cash equivalents	25,024	69,089
Total	$1,259,399	$1,789,009
7. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of September 30, 2025	As of December 31, 2024
Raw materials	$22,251	$23,965
Work in process	35,504	64,978
Finished goods	38,850	26,433
Total inventory	$96,605	$115,376
As of September 30, 2025 and December 31, 2024, we had $21.2 million and $36.9 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheets as we anticipate it being consumed beyond our normal operating cycle.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the totals of these amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
(In thousands)	2025	2024
Cash and cash equivalents	$1,490,249	$1,099,920
Total restricted cash included in other assets	2,553	2,578
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,492,802	$1,102,498
Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(32,792)	$(4,249)	$1,544	$979	$(34,518)
Other comprehensive income before reclassifications	—	—	3,001	10,764	13,765
Amounts reclassified from accumulated other comprehensive loss	—	161	(1,183)	—	(1,022)
Net other comprehensive income	—	161	1,818	10,764	12,743
Balance as of September 30, 2025	$(32,792)	$(4,088)	$3,362	$11,743	$(21,775)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(32,792)	$(2,753)	$1,548	$10,622	$(23,375)
Other comprehensive loss before reclassifications	—	—	(4)	(6,327)	(6,331)
Amounts reclassified from accumulated other comprehensive loss	—	93	4,787	—	4,880
Net other comprehensive income (loss)	—	93	4,783	(6,327)	(1,451)
Balance as of September 30, 2024	$(32,792)	$(2,660)	$6,331	$4,295	$(24,826)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as other expense, net in the condensed consolidated statements of operations and comprehensive income (loss).
8. CONVERTIBLE DEBT AND OTHER FINANCING
Convertible Senior Notes Due 2028
On September 8, 2025, we commenced a private offering of $575.0 million in aggregate principal amount of 0.00% convertible senior notes due 2028, or the Initial 2028 Notes. On September 10, 2025, the initial purchasers in such offering exercised their option to purchase an additional $86.3 million in aggregate principal amount of our 0.00% Convertible Senior Notes due 2028, or the Additional 2028 Notes, and together with the Initial 2028 Notes referred to as the 2028 Notes, bringing the total aggregate principal amount of the 2028 Notes issued and outstanding to $661.3 million. The 2028 Notes are our senior unsecured obligations. The 2028 Notes were issued pursuant to an indenture, dated September 12, 2025, or the 2025 Indenture, between us and The Bank of New York Mellon, as trustee. The 2025 Indenture includes customary covenants and sets forth certain events of default after which the 2028 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the 2028 Notes become automatically due and payable.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The 2028 Notes will mature on September 15, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes will not bear regular interest.
Before June 15, 2028, noteholders will have the right to convert their Notes in certain circumstances and during specified periods: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2025 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2028 Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (3) if we call any or all of the 2028 Notes for redemption; or (4) upon the occurrence of specified corporate events. From and after June 15, 2028, the 2028 Notes will be convertible at the option of the noteholders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.
We will settle any conversions of the 2028 Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of common stock, at our election. The conversion rate for the 2028 Notes will initially be 1.4923 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $670.11 per share of common stock. The initial conversion price represents a premium of approximately 40% above the U.S. composite volume weighted average price of our common stock from 12:30 p.m. through 4:00 p.m. Eastern Daylight Time on September 9, 2025, which was $478.63 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the 2025 Indenture.
We may not redeem the 2028 Notes prior to September 20, 2027. We may redeem for cash all or any portion of the 2028 Notes (subject to certain limitations), at our option, on or after September 20, 2027 and on or prior to the 21st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes, which means that we are not required to redeem or retire the 2028 Notes periodically.
If we undergo a fundamental change, which includes certain change of control events or a termination of trading of our common stock, then subject to certain conditions, holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased plus accrued and unpaid special interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such corporate event. The conditions allowing holders of the 2028 Notes to convert were not met this quarter.
The 2028 Notes were issued at par. As of September 30, 2025, the 2028 Notes were classified as a long-term liability on the condensed consolidated balance sheet and had a carrying value of $646.0 million, representing the outstanding principal amount, net of unamortized issuance costs of $15.3 million. The issuance costs are amortized to interest expense over the contractual term of the 2028 Notes. As of September 30, 2025, the estimated fair value of the 2028 Notes was approximately $655.3 million, which was determined based on the last actively traded price per $100 of the 2028 Notes (Level 2) on that day. As of September 30, 2025, the effective interest rate of the 2028 Notes is 1%.
We used the net proceeds from the issuance of the 2028 Notes to pay the cost of the 2025 Capped Call Transactions, and the remainder of the net proceeds, together with cash on hand, to repay $637.8 million aggregate principal amount of the 2027 Notes, as further discussed below.
2025 Capped Call Transactions
In September 2025, in connection with the pricing of the 2028 Notes, we entered into privately negotiated capped call transactions, or 2025 Capped Call Transactions. The 2025 Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that underlie the 2028 Notes. The cap price of the 2025 Capped Call Transactions is initially $837.61 per share, which represents a premium of 75% above the U.S. composite volume weighted average price of our common stock from 12:30 p.m. through 4:00 p.m. Eastern Daylight Time on September 9, 2025, which was $478.63 per share, and is subject to certain adjustments under the terms of the 2025 Capped Call Transactions.
The 2025 Capped Call Transactions are not part of the terms of the 2028 Notes and are accounted for as separate transactions. As these transactions are indexed to our own stock and are considered equity classified, they are recorded in

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stockholders’ equity and are not accounted for as derivatives. The $35.3 million cost incurred in connection with the 2025 Capped Call Transactions was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheet and the fair value of the capped call instrument is not remeasured each reporting period.
Convertible Senior Notes Due 2027
On September 12, 2022, we commenced a private offering of $900.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2027, or the Initial 2027 Notes. On September 13, 2022, the initial purchasers in such offering exercised their option to purchase an additional $135.0 million in aggregate principal amount of our 1.00% Convertible Senior Notes due 2027, or the Additional 2027 Notes, and together with the Initial 2027 Notes collectively referred to as the 2027 Notes, bringing the total aggregate principal amount of the 2027 Notes issued and outstanding to $1.04 billion. The 2027 Notes were issued pursuant to an indenture, dated September 15, 2022, or the 2022 Indenture. The 2022 Indenture includes customary covenants and sets forth certain events of default after which the 2027 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the 2027 Notes become automatically due and payable. The 2027 Notes were issued at par.
The 2027 Notes will mature on September 15, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes bear interest at a rate of 1.00% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2023. The 2027 Notes are convertible at the option of the noteholder on or after June 15, 2027. Prior to June 15, 2027, the 2027 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2027 Notes on such trading day; (3) if we call any or all of the 2027 Notes for redemption; or (4) upon the occurrence of specific corporate events as set forth in the 2022 Indenture governing the 2027 Notes.
We will settle any conversions of the 2027 Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2027 Notes is 3.4941 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $286.20 per share of common stock, which represents a premium of approximately 35% over the last reported sale price of common stock of $212.00 per share on September 12, 2022. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the 2022 Indenture. The condition allowing holders of the 2027 Notes to convert was met in the third quarter of 2025 due to our common stock trading for at least 20 days during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter above 130% of the conversion price, and the 2027 Notes became convertible in the fourth quarter of 2025.
We are able to redeem the 2027 Notes after September 20, 2025. We may redeem for cash equal to 100% of the principal amount of the 2027 Notes being redeemed plus accrued and unpaid interest of all or any portion of the 2027 Notes, at our option, on or after September 20, 2025, if the last reported sales price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. As of September 30, 2025, we have not redeemed any of the 2027 Notes under this option.
No sinking fund is provided for the Notes and therefore we are not required to redeem or retire the Notes periodically. If we undergo a fundamental change, which includes certain change of control events or a termination of trading of our common stock, then subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such corporate event.
In September 2025, concurrently with the pricing of the 2028 Notes, we entered into privately negotiated transactions with certain holders of the 2027 Notes to repurchase for cash $637.8 million aggregate principal amount of the outstanding 2027 Notes for a total repurchase cost (including accrued and unpaid interest of $3.1 million) of approximately $1.11 billion. The repurchase was accounted for as an induced conversion in accordance with ASU 2024-04. We recorded an inducement expense of $39.1 million within loss related to convertible debt in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and a charge to additional paid-in capital of $430.4 million within stockholders’ equity. As of September 30, 2025, we had $397.2 million of aggregate principal amount of the 2027 Notes outstanding.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025 and December 31, 2024, the 2027 Notes were classified as a long-term liability on the consolidated balance sheets and had a carrying value of $394.3 million and $1.02 billion, respectively, representing outstanding principal amount net of unamortized issuance costs of $2.9 million and $10.4 million, respectively. The issuance costs are amortized to interest expense over the contractual term of the 2027 Notes. As of September 30, 2025 and December 31, 2024, the estimated fair value of the 2027 Notes was approximately $652.9 million and $1.11 billion, respectively, which was determined based on the last actively traded price per $100 of the 2027 Notes (Level 2) on the respective dates. As of September 30, 2025 and December 31, 2024, the effective interest rate of the 2027 Notes is 1%.
2022 Capped Call Transactions
In 2022, in connection with the pricing of the 2027 Notes, we entered into privately negotiated capped call transactions, or 2022 Capped Call Transactions. The 2022 Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that underlie the 2027 Notes. The cap price of the 2022 Capped Call Transactions is initially $424.00 per share, which represents a premium of 100% over the last reported sale price of common stock of $212.00 per share on September 12, 2022, and is subject to certain adjustments under the terms of the 2022 Capped Call Transactions. As of September 30, 2025, the 2022 Capped Call Transactions remained outstanding. Because these transactions are indexed to our own stock and are considered equity classified, they were recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred to purchase the 2022 Capped Calls was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheets and the fair value of the capped call instrument is not remeasured each reporting period.
Revolving Credit Agreement
On September 30, 2025, we entered into the Revolving Credit Agreement, which provides for a $500.0 million revolving line of credit, including a $150.0 million sublimit for issuance of letters of credit. The Revolving Credit Agreement matures in September 2030, subject to earlier springing maturity under certain circumstances.
Borrowings, if any, will bear interest, at our option, at a base rate plus an applicable margin ranging from 0.50% to 1.50% based upon the total leverage ratio or a term Secured Overnight Financing Rate (or an alternative currency term rate) plus an applicable margin ranging from 1.50% to 2.50% based upon the total leverage ratio. We are required to pay, on a quarterly basis, a commitment fee ranging between 0.20% to 0.35% (depending on our total leverage ratio) of unused available commitments under the Revolving Credit Agreement. We are also obligated to pay the administrative agent fees customary for revolving credit facilities of this size and type.
The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In addition, the Revolving Credit Agreement contains financial covenants that require us to maintain a total leverage ratio less than or equal to 3.75:1.00 and an interest coverage ratio greater than or equal to 3.00:1.00, each tested at the end of each fiscal quarter.
As of September 30, 2025, we had no borrowings and $17.5 million of letters of credit outstanding under the Revolving Credit Agreement.
9. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
As of September 30, 2025 and December 31, 2024, the carrying value of the liability related to the sale of future royalties was $1.46 billion, net of closing costs of $8.5 million, and $1.45 billion, net of closing costs of $9.1 million, respectively. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2025 and is based on our current estimates of future royalties expected to be paid over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2024	$1,447,371
Interest expense	112,298
Payments	(94,812)
Carrying value as of September 30, 2025	$1,464,857
10. DEVELOPMENT DERIVATIVE LIABILITY
As of September 30, 2025 and December 31, 2024, we recorded $121.3 million and $93.8 million, respectively, within development derivative liability and $439.7 million and $393.1 million, respectively, within development derivative liability, net of current portion on our condensed consolidated balance sheets, based on expected timing of our payments to BXLS V

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences. The change in fair value due to the remeasurement of the development derivative liability is recorded within other expense, net on our condensed consolidated statements of operations and comprehensive income (loss).
As of September 30, 2025, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs, including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, (iv) our cost of borrowing (10%), and (v) Blackstone Life Sciences’ cost of borrowing (7%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2024	$486,919
Change in fair value	138,813
Payments	(64,822)
Carrying value as of September 30, 2025	$560,910
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense included in operating costs and expenses on our condensed consolidated statements of operations and comprehensive income (loss), and stock-based compensation charges included in additional paid-in capital on our condensed consolidated statements of stockholders' equity (deficit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Research and development	$48,725	$19,794	$122,075	$87,124
Selling, general and administrative	59,486	26,010	154,528	93,315
Total stock-based compensation expense	108,211	45,804	276,603	180,439
Capitalized stock-based compensation costs	1,128	808	3,383	2,424
Total stock-based compensation charges	$109,339	$46,612	$279,986	$182,863

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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss), as reported	$251,084	$(111,570)	$127,328	$(194,394)
Adjustment for the elimination of interest expense on the convertible debt	1,608	—	—	—
Net income (loss), for use in diluted income per share	$252,692	$(111,570)	$127,328	$(194,394)

Weighted-average common shares — basic	131,447	128,590	130,590	127,159
Effect of dilutive securities:
Convertible debt	1,583	—	—	—
Options to purchase common stock, inclusive of performance-based stock options	2,454	—	2,245	—
Restricted stock units, inclusive of performance-based restricted stock units	1,847	—	1,304	—
Employee stock purchase program	17	—	7	—
Weighted-average common shares — diluted	137,348	128,590	134,146	127,159

Net income (loss) per common share — basic	$1.91	$(0.87)	$0.98	$(1.53)
Net income (loss) per common share — diluted	$1.84	$(0.87)	$0.95	$(1.53)
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods) excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Options to purchase common stock, inclusive of performance-based stock options	—	5,388	157	5,388
Unvested restricted stock units, inclusive of performance-based restricted stock units	3	2,779	7	2,779
Convertible debt	1,788	3,616	3,491	3,616
Total	1,791	11,783	3,655	11,783
The effect of the 2022 Capped Call Transactions and 2025 Capped Call Transactions was also excluded from the calculation of diluted net income (loss) per share because exercise of these transactions would potentially reduce the number of shares of the Company’s common stock outstanding and, therefore, would be anti-dilutive. In the three and nine months ended September 30, 2025, we excluded 5.8 million shares and 5.4 million shares, respectively, and in the three and nine months ended September 30, 2024, we excluded 5.2 million shares related to these transactions.
13. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of September 30, 2025, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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
Patent Infringement Lawsuits
In March 2022, we filed separate lawsuits in the U.S. District Court for the District of Delaware, or the District Court, against (1) Moderna, Inc. and its subsidiaries ModernaTX, Inc. and Moderna US, Inc., collectively referred to as Moderna, which we refer to as the Moderna lawsuit, and (2) Pfizer Inc. and its subsidiary Pharmacia & Upjohn Co. LLC, collectively referred to as Pfizer, which we refer to as the Pfizer lawsuit, seeking damages for patent infringement in Moderna’s and Pfizer’s manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. In May 2022, Pfizer added BioNTech SE to the Pfizer lawsuit. In August 2025, we and Moderna settled all claims between the parties in the Moderna lawsuit, and in September 2025, we and Pfizer settled all claims between the parties in the Pfizer lawsuit.
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
On December 12, 2024, The Board of Regents of the University of Texas System filed a lawsuit in the U.S. District Court for the Western District of Texas, or the Texas District Court, alleging that we infringe U.S. Patent No. 8,895,717 by making, using and commercializing ONPATTRO in the U.S. On February 5, 2025, we filed a motion to dismiss the case for improper venue and an alternative motion to transfer the case to the U.S. District Court for the District of Massachusetts if the dismissal is not granted. On July 2, 2025, the Texas District Court denied the motion to dismiss and to transfer the case without prejudice, and we filed a renewed motion to dismiss and to transfer the case on September 24, 2025, which remains pending before the Texas District Court. In light of the early stage of this matter, a loss is not probable or reasonably estimable at this time.
Government Investigation
In October 2025, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents pertaining to our government price reporting for AMVUTTRA, ONPATTRO, OXLUMO and GIVLAARI, including certain fee and discount arrangements with distributors, and certain other related documents and communications. We intend to produce records responsive to the subpoena.
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have reviewed the estimated aggregate fair value of our potential liabilities under all such indemnification provisions and have not recorded any related liability as of September 30, 2025.
14. SEGMENT INFORMATION
We operate in a single segment dedicated to the discovery, development, manufacturing and commercialization of RNAi therapeutics. Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. Our Chief Executive Officer, or CEO, as the chief operating decision maker, or CODM, evaluates performance and decides how to allocate resources based on consolidated net income (loss) that is reported on the

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
condensed consolidated statements of operations and comprehensive income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Please refer to the condensed consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and selling, general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories:
Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Clinical research and outside services	$170,756	$134,880	$438,791	$379,886
Compensation and related	146,089	95,110	388,726	326,411
Occupancy and all other costs(1)	41,969	40,936	120,040	119,766
Total research and development expense	$358,814	$270,926	$947,557	$826,063
Selling, General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Compensation and related	$188,669	$115,683	$511,339	$370,735
Consulting and professional services	88,738	68,329	236,062	191,819
Occupancy and all other costs(1)	44,669	36,981	137,938	117,633
Total selling, general and administrative expense	$322,076	$220,993	$885,339	$680,187
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
Leqvio (inclisiran), our fifth product, is being developed and commercialized by our collaborator Novartis AG, or Novartis, and has received marketing authorization from the EC for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of low-density lipoprotein cholesterol, or LDL-C. In July 2023, the FDA approved an expanded indication for Leqvio to include treatment of adults with high LDL-C and who are at increased risk of heart disease. Leqvio has also been approved in China and Japan, and as of the end of September 2025, Leqvio had been registered in more than 107 countries worldwide and was commercially available in 87 countries.
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
In addition to our marketed products, as part of our Alnylam P5x25 strategy, we have multiple drivers of future growth, including the development of transformative medicines to treat prevalent disease. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen in development for the treatment of hypertension. In 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development and commercialization of zilebesiran. In March 2024, we reported positive topline results from our KARDIA-2 clinical trial, which is designed to evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. In August 2025, we reported that our KARDIA-3 Phase 2 clinical trial, which was designed to evaluate the efficacy and safety of zilebesiran as an add-on therapy in adult patients with high cardiovascular risk and uncontrolled hypertension despite treatment with two to four standard of care antihypertensive medications, met the objective of informing the design, patient population, and dose for a global Phase 3 cardiovascular outcomes trial. In September 2025, we initiated a Phase 3 cardiovascular outcomes clinical trial, ZENITH (ZilebEsiraN CardIovascular OuTcome Study in Hypertension), which is designed to evaluate the potential of zilebesiran to reduce the risk of major adverse cardiovascular events in patients with uncontrolled hypertension on two or more antihypertensives, one being a diuretic.
We are advancing nucresiran (formerly ALN-TTRsc04), an investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis. In November 2024, we announced positive results from the ongoing Phase 1 clinical trial of nucresiran in healthy volunteers. These results demonstrated that a single dose of nucresiran at 300 mg or higher resulted in mean reductions of serum TTR of greater than 90% from baseline achieved at Day 15 and were sustained through at least Day 180. We have initiated the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR amyloidosis with cardiomyopathy and in October 2025, we announced that initiation is underway in the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR polyneuropathy.
We are also advancing mivelsiran (formerly ALN-APP), an investigational RNAi therapeutic targeting amyloid precursor protein in development for the treatment of Alzheimer’s disease, or AD, and cerebral amyloid angiopathy, or CAA. In July 2025, we presented multiple and single dose data from the Phase 1 clinical trial of mivelsiran in patients with early-onset AD. These data demonstrated that single and multiple doses of mivelsiran were generally well tolerated and demonstrated robust, durable, dose-dependent reductions of soluble amyloid precursor protein beta (sAPPβ) in cerebrospinal fluid. Further lowering of sAPPβ was observed after administration of a second 50 mg dose of mivelsiran. In July 2024, we initiated dosing in the cAPPricorn-1 Phase 2 clinical trial of mivelsiran in patients with CAA. We expect to initiate a Phase 2 clinical trial of mivelsiran in patients with AD in the fourth quarter of 2025.
We have additional late-stage investigational programs advancing toward potential commercialization, including cemdisiran for the treatment of complement-mediated diseases, which our collaborator, Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing in combination with pozelimab in Phase 3 clinical trials in myasthenia gravis, geographic atrophy and paroxysmal nocturnal hemoglobinuria. In August 2025, Regeneron announced that cemdisiran monotherapy met the primary and key secondary endpoints from the Phase 3 NIMBLE clinical trial of cemdisiran in generalized myasthenia gravis, and also announced that a U.S. regulatory submission for cemdisiran monotherapy is planned for the first quarter of 2026, pending discussions with the FDA.
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
We have incurred significant losses since we commenced operations in 2002 and as of September 30, 2025, we had an accumulated deficit of $7.16 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we may incur additional operating losses. While we are targeting financial self-sustainability by the end of 2025, we will continue to require significant resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that our operating results will continue to fluctuate for the foreseeable future, and therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of September 30, 2025, we generate worldwide product revenues from four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S. and Europe. However, our ongoing development and regulatory efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell our existing commercialized products or any other approved products in the future. A meaningful portion of our total revenues in recent years has been derived from collaboration revenues from collaborations with Roche, Regeneron and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic collaborations. Such collaborations include, or may include in the future, license and other fees, equity investments, funded research and development, milestone payments and royalties on product sales by our collaborators.
Convertible Senior Notes and Repurchases
In September 2025, we issued $661.25 million aggregate principal amount of 0.00% Convertible Senior Notes due 2028, or the 2028 Notes. The 2028 Notes will mature on September 15, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes will not bear regular interest. Before June 15, 2028, holders of 2028 Notes will have the right to convert their 2028 Notes in certain circumstances and during specified periods. From and after June 15, 2028, the 2028 Notes will be convertible at the option of the holders of 2028 Notes at any time prior to the close of business on the trading day immediately preceding the maturity date. We will settle any conversions of 2028 Notes by paying or delivering, as applicable, cash or shares of our common stock, par value $0.01 per share, or Common Stock, or a combination of cash and shares of Common Stock, at our election.
In connection with the issuance of the 2028 Notes, we paid $35.3 million, including expenses to enter into privately negotiated capped call transactions with certain initial purchasers of the 2028 Notes or their respective affiliates and certain other financial institutions, or capped call transactions. The capped all transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price per share of our Common Stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the 2028 Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2028 Notes. The cap price of the capped call transaction will initially be approximately $837.61 per share, which represents a premium of approximately 75.0% above the U.S. composite volume weighted average price of our Common Stock from 12:30 p.m. through 4:00 p.m. Eastern Daylight Time on September 9, 2025, which was $478.6327 per share, and is subject to certain adjustments under the terms of the capped call transactions.
Concurrently with the pricing of the 2028 Notes, we entered into privately negotiated transactions, or the note repurchase transactions, with certain holders of our 1.00% Convertible Senior Notes due 2027, or the 2027 Notes, to repurchase for cash approximately $637.8 million aggregate principal amount of the 2027 Notes for a total repurchase cost (including accrued and unpaid interest) of approximately $1,105.8 million.
Revolving Credit Facility
In September 2025, we entered into a revolving credit agreement, or the Revolving Credit Agreement, among the lenders party thereto, Bank of America, N.A., as Administrative Agent, or the Agent, and the other parties named therein. The Revolving Credit Agreement provides for a $500.0 million revolving line of credit, or the Revolving Credit Facility, including a $150.0 million letter of credit sublimit. The Revolving Credit Agreement provides that we have the right at any time and from time to time to incur one or more incremental revolving commitments and/or incremental term loans, subject to certain customary conditions and other requirements.

At our option, and subject to certain conditions, borrowings bear interest at a base rate, a term Secured Overnight Financing Rate, or SOFR, rate or an alternative currency term rate, plus, in each case, an applicable margin based upon our Total Leverage Ratio (as defined in the Revolving Credit Agreement). For borrowings that bear interest at a term SOFR rate, the applicable margin is a per annum amount equal to an amount between 1.50% and 2.50% (depending on our Total Leverage Ratio). Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a term SOFR rate or an alternative currency term rate. We are also required to pay on a quarterly basis a commitment fee in a per annum amount equal to an amount between 0.20% to 0.35% (depending on our Total Leverage Ratio) of unused available commitments under the Revolving Credit Facility. We are also obligated to pay the Agent fees customary for revolving credit facilities of this size and type.
The obligations under the Revolving Credit Agreement are required to be guaranteed by certain of our material domestic subsidiaries and are secured by substantially all of our assets and the assets of such subsidiary guarantors, subject to customary exceptions. The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default.
Revolving loans under the Revolving Credit Agreement may be borrowed, repaid and reborrowed, without premium or penalty (subject to customary breakage costs), until their maturity date under the Revolving Credit Agreement, or the Maturity Date, at which time all amounts borrowed must be repaid. The Maturity Date is currently September 30, 2030, but may be adjusted to an earlier date upon the occurrence of certain events in accordance with the terms of the Revolving Credit Agreement.
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

The table below represents our commercial products and late- and early-stage development programs as of October 30, 2025.

PRODUCT	DISEASE	PIPELINE
TTR		
ONPATTRO® (patisiran)	hATTR Amyloidosis with Polyneuropathy	Commercial
AMVUTTRA® (vutrisiran)	ATTR Amyloidosis with Cardiomyopathy and hATTR Amyloidosis with Polyneuropathy	Commercial
Nucresiran	ATTR Amyloidosis with Cardiomyopathy	Phase 3
Nucresiran	hATTR Amyloidosis with Polyneuropathy	Phase 3
RARE		
GIVLAARI® (givosiran)	Acute Hepatic Porphyria (AHP)	Commercial
OXLUMO® (lumasiran)	Primary Hyperoxaluria Type 1 (PH1)	Commercial
Qfitlia™ (fitusiran)	Hemophilia A or B[1]	Commercial
Cemdisiran (+/- Pozelimab)	Myasthenia Gravis[1]	Phase 3
Cemdisiran (+ Pozelimab)	Paroxysmal Nocturnal Hemoglobinuria[1]	Phase 3
ALN-6400 (PLG)[6]	Bleeding Disorders	Phase 2
AG-236 (ALN-TMP)	Polycythemia Vera[1]	Phase 1
ALN-CFB	Paroxysmal Nocturnal Hemoglobinuria[1]	Phase 1
CARDIOVASCULAR		
Leqvio® (inclisiran)	Hypercholesterolemia[1]	Commercial
Zilebesiran	Hypertension[2]	Phase 3
Zilebesiran + REVERSIR	Hypertension[2]	Phase 1
METABOLIC		
Rapirosiran (ALN-HSD)	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]	Phase 2
ALN-4324 (GRB14)[6]	Type 2 Diabetes Mellitus	Phase 1
ALN-PNP	Non-Alcoholic Fatty Liver Disease (NAFLD)[3]	Phase 1
ALN-APOC3	Dyslipidemia[1]	Phase 1
ALN-CIDEB	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]	Phase 1
NEUROLOGIC		
Mivelsiran (ALN-APP)	Cerebral Amyloid Angiopathy (CAA)[4]	Phase 2
Mivelsiran (ALN-APP)	Alzheimer's Disease[4]	Phase 1
ALN-HTT02	Huntington's Disease[5]	Phase 1
ALN-SOD	SOD1 Amyotrophic Lateral Sclerosis (ALS)[3]	Phase 1
ALN-5288 (MAPT)[6]	Alzheimer's Disease[5]	Phase 1
OTHER		
Cemdisiran (+/- Pozelimab)	Geographic Atrophy[1]	Phase 3
Elebsiran (+Tobevibart)	Hepatitis D Virus Infection[1]	Phase 3
ALN-BCAT	Hepatocellular Carcinoma	Phase 1
ALN-ANG3	Healthy Volunteers[1]	Phase 1
ALN-F1202	Healthy Volunteers[1]	Phase 1

1 Out-licensed with milestones and/or royalties
2 Partnered, Alnylam-led development with US profit split and milestones/royalties ex-US
3 Partner-led with profit split
4 Product developed as part of a collaboration with Regeneron
5 Partnered, Alnylam-led with profit split
6 Gene target

During the third quarter of 2025 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: AMVUTTRA & ONPATTRO
•We achieved global net product revenues for AMVUTTRA and ONPATTRO for the third quarter of 2025 of $685.3 million and $39.1 million, respectively.

Total Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the third quarter of 2025 of $73.9 million and $52.8 million, respectively.
Late-Stage Clinical Development
•Announced that initiation is underway in the TRITON-PN Phase 3 trial of nucresiran in patients with hATTR-PN.
•Reported results from the Phase 2 KARDIA-3 trial and initiated the ZENITH Phase 3 cardiovascular outcomes trial of zilebesiran, an investigational RNAi therapeutic, in patients with hypertension.
•Initiated a Phase 2 trial of ALN-6400, an investigational RNAi therapeutic targeting plasminogen for bleeding disorders, in patients with hereditary hemorrhagic telangiectasia (HHT).
•Our partner, Regeneron, announced positive results from the Phase 3 NIMBLE trial of cemdisiran, an investigational RNAi therapeutic, in generalized myasthenia gravis.
◦Cemdisiran monotherapy, dosed subcutaneously every three months, met the primary and key secondary endpoints, showing a 2.3-point placebo-adjusted improvement in the Myasthenia Gravis Activities of Daily Living total score.
◦Regeneron is planning a U.S. regulatory submission for cemdisiran monotherapy in the first quarter of 2026, pending discussions with the FDA.
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
Roche. In July 2023, we entered into the Roche Collaboration and License Agreement, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran. Under the Roche Collaboration and License Agreement, we granted to Roche (i) co-exclusive rights to develop zilebesiran worldwide and commercialize zilebesiran in the U.S., (ii) exclusive rights to commercialize zilebesiran outside of the U.S., and (iii) non-exclusive rights to manufacture zilebesiran for the development and commercialization of zilebesiran outside of the U.S. Roche made an upfront payment of $310.0 million and in April 2024 we achieved the development milestone associated with the dosing of the first patient in the KARDIA-3 Phase 2 clinical trial and received a $65.0 million development milestone payment from Roche. In September 2025, we achieved the development milestone associated with the dosing of the first patient in our ZENITH Phase 3 cardiovascular outcomes trial and received a $300.0 million development milestone payment from Roche. In addition, we are eligible to receive up to an additional $2.15 billion in contingent payments based on the achievement of specified development, regulatory and sales-based milestones. We are responsible for forty percent (40%), and Roche is responsible for sixty percent (60%), of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche share equally (50/50) all costs incurred in connection with development activities that are conducted to support regulatory approval of zilebesiran in the U.S., and Roche is solely responsible for all costs incurred in the conduct of development activities that primarily support regulatory approval outside the U.S. Roche will be solely responsible for costs incurred in connection with commercialization of zilebesiran outside of the U.S.

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
In May 2024, Regeneron notified us of its decision to opt-out of the further co-development of mivelsiran, an investigational RNAi therapeutic in development for the treatment of hereditary CAA and autosomal dominant Alzheimer’s Disease under our co-co collaboration agreement with respect to mivelsiran. As a result of Regeneron’s opt-out, we now have full global development and commercialization rights to mivelsiran in all indications, and we are responsible for all development and commercialization costs of mivelsiran other than Regeneron’s share of the then-current Phase 1 budget. Regeneron will no longer share any potential future profits from sales of mivelsiran with us, although we remain subject to certain financial obligations to Regeneron under the mivelsiran co-co collaboration agreement. We continue to advance multiple other programs with Regeneron.
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
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Total revenues	$1,249,026	$500,919	$748,107	149%	$2,616,904	$1,655,077	$961,827	58%
Total operating costs and expenses	$881,044	$577,824	$303,220	52%	$2,247,044	$1,726,803	$520,241	30%
Income (loss) from operations	$367,982	$(76,905)	$444,887	*	$369,860	$(71,726)	$441,586	*
Total other expense, net	$(129,013)	$(31,758)	$(97,255)	306%	$(207,845)	$(111,691)	$(96,154)	86%
Benefit from (provision for) income taxes	$12,115	$(2,907)	$15,022	*	$(34,687)	$(10,977)	$(23,710)	216%
Net income (loss)	$251,084	$(111,570)	$362,654	*	$127,328	$(194,394)	$321,722	*
* Not meaningful
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net product revenues	$851,082	$420,146	$430,936	103%	$1,991,832	$1,195,397	$796,435	67%
Net revenues from collaborations	351,742	57,387	294,355	*	512,423	403,273	109,150	27%
Royalty revenue	46,202	23,386	22,816	98%	112,649	56,407	56,242	100%
Total	$1,249,026	$500,919	$748,107	149%	$2,616,904	$1,655,077	$961,827	58%
* Indicates the percentage change period over period is greater than 500%.

Net Product Revenues
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR”, which includes AMVUTTRA and ONPATTRO, and “Rare”, which includes GIVLAARI and OXLUMO), consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
AMVUTTRA
United States	$530,347	$168,658	$361,689	214%	$1,089,657	$447,359	$642,298	144%
Europe	111,944	65,140	46,804	72%	284,900	165,633	119,267	72%
Rest of World	43,012	24,792	18,220	73%	112,691	70,948	41,743	59%
Total	685,303	258,590	426,713	165%	1,487,248	683,940	803,308	117%

ONPATTRO
United States	12,480	16,207	(3,727)	(23)%	50,105	54,858	(4,753)	(9)%
Europe	19,678	24,327	(4,649)	(19)%	67,465	106,091	(38,626)	(36)%
Rest of World	6,917	9,759	(2,842)	(29)%	23,532	35,805	(12,273)	(34)%
Total	39,075	50,293	(11,218)	(22)%	141,102	196,754	(55,652)	(28)%

Total TTR	724,378	308,883	415,495	135%	1,628,350	880,694	747,656	85%

GIVLAARI
United States	50,426	40,372	10,054	25%	149,371	120,328	29,043	24%
Europe	18,706	16,281	2,425	15%	58,216	47,910	10,306	22%
Rest of World	4,742	14,390	(9,648)	(67)%	14,104	22,988	(8,884)	(39)%
Total	73,874	71,043	2,831	4%	221,691	191,226	30,465	16%

OXLUMO
United States	20,727	14,933	5,794	39%	50,855	44,009	6,846	16%
Europe	22,346	19,977	2,369	12%	65,259	61,907	3,352	5%
Rest of World	9,757	5,310	4,447	84%	25,677	17,561	8,116	46%
Total	52,830	40,220	12,610	31%	141,791	123,477	18,314	15%

Total Rare	126,704	111,263	15,441	14%	363,482	314,703	48,779	16%

Total net product revenues	$851,082	$420,146	$430,936	103%	$1,991,832	$1,195,397	$796,435	67%
Net product revenues increased during the three and nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to growth from AMVUTTRA driven by increased patient demand, mainly in patients with ATTR amyloidosis with cardiomyopathy in the U.S., which was partially offset by a decrease in ONPATTRO due to patient switches to AMVUTTRA, and due to growth from an increased number of patients on GIVLAARI and OXLUMO.

Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations and royalty revenue consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Roche	$326,604	$16,289	$310,315	*	$361,927	$107,475	$254,452	237%
Regeneron Pharmaceuticals	22,542	37,948	(15,406)	(41)%	106,123	272,141	(166,018)	(61)%
Novartis AG	—	2,936	(2,936)	(100)%	—	19,756	(19,756)	(100)%
Other	2,596	214	2,382	*	44,373	3,901	40,472	*
Total net revenues from collaborations	$351,742	$57,387	$294,355	*	$512,423	$403,273	$109,150	27%

Royalty revenue	$46,202	$23,386	$22,816	98%	$112,649	$56,407	$56,242	100%
* Indicates the percentage change period over period is greater than 500%
Net revenues from collaborations increased during the three months ended September 30, 2025, as compared to the same period in 2024, primarily driven by recognition of $300.0 million of milestone revenue under our collaboration with Roche in September 2025 associated with the dosing of the first patient in the ZENITH Phase 3 clinical trial of zilebesiran. Net revenues from collaborations increased during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily driven by:
•recognition of $300.0 million of milestone revenue under our collaboration with Roche in September 2025 associated with the dosing of the first patient in the ZENITH Phase 3 clinical trial of zilebesiran; and
•recognition of a $30.0 million payment in connection with the amendment to our agreement with Vir Biotechnology, Inc. in March 2025.
Partially offset by:
•recognition of $185.0 million of revenue under our collaboration with Regeneron, as we modified the collaboration in June 2024 and provided Regeneron with an exclusive license to develop, manufacture and commercialize cemdisiran as a monotherapy; and
•recognition of $65.0 million of milestone revenue under our collaboration with Roche in March 2024 associated with the dosing of the first patient in the KARDIA-3 Phase 2 clinical trial of zilebesiran.
Royalty revenue increased during the three and nine months ended September 30, 2025, as compared to the same period in 2024, due to increased volume and rate of royalties earned from global net sales of Leqvio by our collaborator, Novartis.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors, including the level of work reimbursed by collaborators, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio and Qfitlia.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of goods sold	$197,231	$81,980	$115,251	141%	$409,443	$203,864	$205,579	101%
Cost of goods sold as a percentage of net product revenues	23.2%	19.5%			20.6%	17.1%
Cost of collaborations and royalties	2,923	3,925	(1,002)	(26)%	4,705	16,689	(11,984)	(72)%
Research and development	358,814	270,926	87,888	32%	947,557	826,063	121,494	15%
Selling, general and administrative	322,076	220,993	101,083	46%	885,339	680,187	205,152	30%
Total	$881,044	$577,824	$303,220	52%	$2,247,044	$1,726,803	$520,241	30%

Cost of goods sold
Cost of goods sold, including cost of goods sold as a percentage of net product revenues, increased during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily as a result of increased sales of AMVUTTRA and an associated increase in royalties payable on net sales of AMVUTTRA.
We expect our cost of goods sold, including cost of goods sold as a percentage of net product revenues, will increase during 2025, as compared to 2024, primarily as a result of an expected increase in sales of AMVUTTRA and an associated increase in royalties payable on net sales of AMVUTTRA.
Cost of collaborations and royalties
Cost of collaborations and royalties decreased during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to decreased demand for GalNAc material supplied to our collaborators in support of certain product manufacturing as our collaborators transition to producing the material independently.
We expect cost of collaborations and royalties will continue to decrease during 2025, as compared to 2024, as a result of our collaborators continuing to transition to produce GalNAc material independently.
Research and development
Research and development expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Clinical research and outside services	$170,756	$134,880	$35,876	27%	$438,791	$379,886	$58,905	16%
Compensation and related	97,364	75,316	22,048	29%	266,651	239,287	27,364	11%
Occupancy and all other costs(1)	41,969	40,936	1,033	3%	120,040	119,766	274	—%
Stock-based compensation	48,725	19,794	28,931	146%	122,075	87,124	34,951	40%
Total	$358,814	$270,926	$87,888	32%	$947,557	$826,063	$121,494	15%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Research and development expenses for the three and nine months ended September 30, 2025 increased as compared to the same periods in 2024, which was primarily due to:
•increased clinical trial expenses for the ZENITH Phase 3 trial of zilebesiran and the TRITON-CM Phase 3 trial of nucresiran in patients with ATTR amyloidosis with cardiomyopathy, and
•increased stock-based compensation expense.
Partially offset by:
•decreased expenses within other clinical programs, in particular for the KARDIA-1 and KARDIA-2 Phase 2 trials of zilebesiran due to the wind-down of clinical activities.
Selling, general and administrative
Selling, general and administrative expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Compensation and related	$129,183	$89,673	$39,510	44%	$356,811	$277,420	$79,391	29%
Consulting and professional services	88,738	68,329	20,409	30%	236,062	191,819	44,243	23%
Occupancy and all other costs(1)	44,669	36,981	7,688	21%	137,938	117,633	20,305	17%
Stock-based compensation	59,486	26,010	33,476	129%	154,528	93,315	61,213	66%
Total	$322,076	$220,993	$101,083	46%	$885,339	$680,187	$205,152	30%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Selling, general and administrative expenses for the three and nine months ended September 30, 2025 increased as compared to the same periods in 2024, primarily due to higher employee compensation costs, including stock-based compensation, mainly driven by higher headcount, and increased marketing investment associated with the AMVUTTRA launch in ATTR amyloidosis with cardiomyopathy.
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
Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$(44,398)	$(34,376)	$(10,022)	29%	$(123,290)	$(102,887)	$(20,403)	20%
Interest income	28,681	32,146	(3,465)	(11)%	84,840	90,973	(6,133)	(7)%
Loss related to convertible debt	(39,146)	—	(39,146)	N/A	(39,146)	—	(39,146)	N/A
Other expense, net
Realized and unrealized losses on marketable equity securities	—	(1,567)	1,567	(100)%	(2,306)	(2,856)	550	(19)%
Change in fair value of development derivative liability	(64,662)	(36,271)	(28,391)	78%	(138,813)	(100,499)	(38,314)	38%
Other	(9,488)	8,310	(17,798)	(214)%	10,870	3,578	7,292	204%
Total	$(129,013)	$(31,758)	$(97,255)	306%	$(207,845)	$(111,691)	$(96,154)	86%
Total other expense increased during the three and nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to:
•loss related to convertible debt representing an inducement expense in connection with the partial repurchase of the 2027 Notes in September 2025;
•increased loss associated with the change in fair value of the development derivative liability as a result of valuation updates during the three and nine months ended September 30, 2025 driven by the regulatory approval of AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy and higher estimated royalties on net sales of AMVUTTRA due to Blackstone Life Sciences; and
•increased interest expense associated with the liability related to the sale of future royalties.
Benefit from (Provision for) Income Taxes
Benefit from (provision for) income taxes was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Benefit from (provision for) income taxes	$12,115	$(2,907)	$15,022	*	$(34,687)	$(10,977)	$(23,710)	216%
* Not meaningful
Our provision for income taxes relates to foreign and state income taxes. During the three months ended September 30, 2025, we recorded a benefit from income taxes primarily related to a reduction in the pre-tax loss in the U.S., partially offset by utilization of deferred tax assets due to income generated in Switzerland. The provision for income taxes increased during the nine months ended September 30, 2025, as compared to the same period in 2024, which primarily relates to foreign income taxes due to income generated in Switzerland, as well as state income taxes in the U.S. We expect to utilize net operating losses in Switzerland to offset taxable income and current taxes resulting in a deferred income tax provision. We continue to maintain a full valuation allowance against our net deferred tax assets in the U.S. and certain deferred tax assets in Switzerland.

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
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, or the Act, into law. The legislation includes several changes to federal tax law that are designed to allow for more favorable deductibility of certain business expenses and more favorable rules for determining the limitation on business interest expense. The Act includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, global intangible low-taxed income, foreign-derived intangible income, and base erosion and anti-abuse tax, among other changes. These changes are generally effective for tax years beginning after December 31, 2025, except for changes related to the immediate expensing of research and development expenditures and the reinstatement of 100% bonus depreciation which were retroactively effective for tax years beginning after December 31, 2024 and January 19, 2025, respectively. The changes that were retroactively enacted were reflected in the income tax provision for the three and nine months ended September 30, 2025 and did not have a material effect on our financial statements.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$360,525	$86,350
Investing activities	$473,495	$(63,930)
Financing activities	$(350,507)	$263,162
Operating activities
Net cash provided by operating activities increased during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to stronger cash receipts from increased product sales, partially offset by increased employee compensation and decreased cash received from our collaborators.
Investing activities
Net cash provided by (used in) investing activities increased during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the timing of sales, maturities, and purchases of our marketable securities.
Financing activities
Net cash used in (provided by) financing activities increased during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to $1.10 billion paid for the repurchase of $637.8 million aggregate principal amount of our 2027 Notes, partially offset by $646.4 million of net proceeds from our offering of the 2028 Notes in the aggregate principal amount of $661.3 million, $35.3 million of which were used to pay the cost of the related capped call transactions. Additionally, we collected lower net proceeds from the issuance of common stock in connection with stock option exercises and made higher net payments to Blackstone Life Sciences for the development derivative liability.
Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of September 30, 2025, have six marketed products, including two products commercialized by our collaborators. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we may incur additional operating losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
In September 2025, we issued the 2028 Notes in the total aggregate principal amount of $661.3 million. We used the net proceeds from the issuance of the 2028 Notes to pay $35.3 million for the cost of the privately negotiated capped call transactions that we entered into in connection with the pricing of the notes, and the remainder of the net proceeds, together with cash on hand, to repay $637.8 million of the 2027 Notes, as further discussed below. Please refer to Note 8, Convertible Debt and Other Financing, in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information.
In September 2025, concurrently with the pricing of the 2028 Notes, we repurchased for cash $637.8 million aggregate principal amount of the outstanding 2027 Notes for a total repurchase cost (including accrued and unpaid interest) of approximately $1.11 billion. We are considering alternatives to repurchase or redeem the remaining $397.2 million aggregate principal amount of 2027 Notes that remain outstanding as of September 30, 2025. Please refer to Note 8, Convertible Debt and Other Financing, in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information.
In September 2025, we entered into the Revolving Credit Agreement, which provides for a $500.0 million revolving line of credit, including a $150.0 million sublimit for issuance of letters of credit. The Revolving Credit Agreement matures in September 2030, subject to earlier springing maturity under certain circumstances. The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In addition, the Revolving Credit Agreement contains financial covenants that require us to maintain a total leverage ratio less than or equal to 3.75:1.00 and an interest coverage ratio greater than or equal to 3.00:1.00, each tested at the end of each fiscal quarter. As of September 30, 2025, we had no borrowings and $17.5 million of letters of credit outstanding under the Revolving Credit Agreement. Please refer to Note 8, Convertible Debt and Other Financing, in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information.
Our expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2025, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Based on our current operating plan, we believe that our cash, cash equivalents, marketable securities, and available borrowing capacity under the Revolving Credit Agreement as of September 30, 2025, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there have been no significant changes to the financial market risks described as of December 31, 2024. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We may not have the ability to raise the funds necessary to settle for cash conversions of our 2027 Notes, or to repurchase the 2027 Notes or our 2028 Notes and, together with the 2027 Notes, the Notes, for cash upon a fundamental change.
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
We have experienced significant operating losses since our inception. As of September 30, 2025, we had an accumulated deficit of $7.16 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products, including AMVUTTRA in patients with ATTR amyloidosis with cardiomyopathy, in additional countries during the remainder of 2025 and in subsequent years, and have two marketed products being commercialized by our collaborators, we may not achieve or sustain profitability or positive cash flow from operations. For the three and nine months ended September 30, 2025, we recognized $851.1 million and $1.99 billion in net product revenues from sales of AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO. We may continue to incur annual operating losses and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. While we believe our current cash, cash equivalents and marketable debt securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, should enable us to achieve sustainable operating profitability by the end of 2025, we will depend on our ability to generate product, collaboration and royalty revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from collaborations with pharmaceutical and biotechnology companies, including Roche, Regeneron, Sanofi and Novartis, and we cannot be certain that we will be able to maintain our existing collaborations, secure and maintain new collaborations, meet our obligations under collaboration agreements, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new collaborations. Moreover, we cannot be certain that our collaborators, including Roche, Regeneron, Novartis and Sanofi, will continue to successfully execute their obligations under our collaboration agreements and generate collaboration and royalty revenues for us.
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
•the impact of any future pandemics or public health emergencies or the ongoing conflict in Ukraine on the initiation or completion of preclinical studies or clinical trials and the supply of our products or product candidates;
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
As of September 30, 2025, we had $2.72 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our financial condition. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decline. The market risks associated with our investment portfolio may have an adverse effect on our operating results, liquidity and financial condition.
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
In such collaborations, we expect our current, and may expect any future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our collaborations, we also expect our collaborators to develop, market and/or sell certain of our product candidates in certain territories or globally, and we have limited or no control over the development, sales, marketing and distribution activities of these collaborators. Our future revenues may depend on the success of the efforts of these third parties. For example, we will rely entirely on (i) Regeneron for the development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and potentially other CNS and liver programs, including cemdisiran; (ii) Novartis for the development and commercialization of Leqvio worldwide; (iii) Sanofi for the commercialization of Qfitlia worldwide; and (iv) Roche for the commercialization of zilebesiran outside of the U.S. In the case of each collaboration referenced in clauses (i)-(iv) above, we are entitled to royalties, and in some instances commercial milestone payments, on the sales of the applicable product. If our collaborators are not successful in their development and/or commercialization efforts, our future revenues from the relevant product or product candidate may be adversely affected. For example, in December 2020 Novartis received a complete response letter, or CRL, from the FDA stating that the FDA could not approve the NDA by the Prescription Drug User Fee Act, or PDUFA, action date due to unresolved inspection-related conditions at a third party manufacturing facility. While Leqvio was ultimately approved by the FDA in December 2021, the resolution of the CRL resulted in a delay in the payment of an approval milestone and potential U.S. royalties. As discussed above, under our agreement with Blackstone Royalties, if the revenues generated by the royalties received by Blackstone Royalties from us with respect to Leqvio sales do not reach a certain level by the end of 2029, Blackstone Royalties will be entitled to a higher royalty percentage beginning in 2030, which would have a negative impact on the percentage of the Leqvio royalty stream that we are entitled to retain.
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

Additionally, in 2024, the U.S. House of Representatives passed the BIOSECURE ACT, and the Senate advanced a substantially similar bill, both of which would prohibit U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” would be used in the performance of that contract. Generally, a “biotechnology company of concern” is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary’s government and poses a risk to the national security of the U.S. Neither bill became law before the end of the last Congress. However, the Senate recently introduced a new version of the BIOSECURE ACT as an amendment to the National Defense Authorization Act for FY 2026, which the Senate subsequently passed in September 2025. The final language, pathway, and timing for the BIOSECURE ACT or substantially similar legislation to become law remain uncertain. Nonetheless, if the current Senate proposal becomes law, or similar laws are enacted, they would have the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation described above and alternative arrangements may need to be made.
The current presidential administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the administration has initiated or is considering imposing tariffs on certain foreign goods, and has announced plans to impose or increase tariffs of potentially 100% or more on pharmaceuticals, including pharmaceutical products and components manufactured outside of the U.S. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the current administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the U.S. or to sell our products outside the U.S. at competitive prices and/or to affect the U.S. or global economy or certain sectors thereof and, thus, could adversely impact our business. Although it remains unclear whether and to what extent any such tariffs will ultimately be adopted or implemented, or the effect that any such actions would have on us, our third party CMOs or our industry, any unfavorable tariffs may increase our cost of goods sold.
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
We use social media to communicate about our products and product candidates and the diseases our investigational RNAi therapeutics are being developed to treat, including in connection with our commercialization efforts for our approved products. We intend to do the same for our future products, if approved. While we believe our social media use is appropriate under current regulatory guidance, social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label or deceptive marketing or other prohibited activities. For example, for our clinical-stage product candidates, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event, or AE. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable AE reporting obligations or that we may not be able to defend our business in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. If any of these events were to occur or if we otherwise fail to comply with applicable regulations, we could face regulatory actions or incur liability or other harm to our business.
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
•delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials, including as a result of a pandemic or public health emergency or the ongoing conflict in Ukraine;
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
•governmental or regulatory delays, including as a result of a government shutdown, and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular;
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
Any product candidates we or our collaborators develop are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, advertising, promotion and distribution of drugs. Failure to obtain marketing approval for a product candidate we may develop will prevent us from commercializing the product candidate in a given jurisdiction. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our collaborators are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin commercialization, or that approved products, including AMVUTTRA, will not obtain regulatory approval to be sold for an additional, broader indication than the indication for which it is currently approved. For example, although AMVUTTRA has been approved by the FDA, EC, PMDA, MHRA and certain other regulatory authorities for the treatment of ATTR amyloidosis with cardiomyopathy, regulatory authorities in other jurisdictions have not yet granted approval for this expanded indication. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate is not sufficient to support the approval of an application for regulatory approval. For example, although we reported positive results from the APOLLO-B Phase 3 clinical trial of patisiran in patients with ATTR amyloidosis with cardiomyopathy, in October 2023, the FDA issued a CRL in response to our sNDA for patisiran, indicating the sNDA could not be approved in its present form.
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
Since the start of the current presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. Any disruptions at the FDA and other agencies that impose constraints on the FDA’s ability to engage in routine oversight and product review activities may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, which would adversely affect our business. For example, the current administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. The FDA may pursue legislative, regulatory or policy changes regarding the standards or processes for approving our products or product candidates that we may be unable to satisfy. Additionally, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. For example, the current administration previously announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. Reductions in workforce, particularly in the review or inspection divisions, could extend NDA review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. In addition, as a result of the government shutdown, the FDA staff many be unable to process and review regulatory submission in a timely manner or at all. A significant reduction in the FDA’s workforce or budget, changes in the FDA’s regulatory and oversight priorities or activities, or a prolonged government shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
It may be difficult for us to convince patients, the medical community and third-party payors to accept and use our products, or to provide favorable reimbursement.
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
•the amount of any co-pay or other cost-sharing obligations for patients;
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
In addition, the FDA may implement regulatory, policy, or enforcement changes that materially limit our ability and that of our third-party contractors to promote our products to consumers, which could materially impact our business. In September 2025, FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer, or DTC, drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in such actions as compared to prior years. FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. In connection with these developments, we received an untitled letter from the FDA’s Center for Drug Evaluation and Research, asserting that a particular DTC TV ad for AMVUTTRA was false and misleading. We responded to the untitled letter and believe we have addressed the FDA’s concerns, although the FDA may disagree. The nature and extent of changes to FDA’s regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts across the industry, including ours, which could in turn impact our sales and operations.
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
In the U.S., healthcare and pharmaceutical pricing are subject to both government and public scrutiny and calls for reform, and the U.S. government continues to propose and implement executive, legislative and regulatory changes designed to control costs and reexamine drug pricing and payment models. Specifically, there have been several recent U.S. Congressional inquiries into prescription drugs, and proposed and enacted federal and state legislation and regulations designed to, among other things, bring more transparency to drug pricing, reduce the cost and reimbursement of prescription drugs under third-party payor programs, and alter the nature and operation of manufacturer patient support programs. These developments could, directly or indirectly, affect our ability to sell AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or future products, if approved, at a favorable price.

At the federal level, for example, the Inflation Reduction Act, or IRA, includes several provisions that impact our business to varying degrees. For example, the IRA may require us to pay rebates if we increase the net cost of a Medicare Part B or Part D drug faster than the rate of inflation. In addition, our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the IRA Part D benefit structure compared to the pre-IRA benefit design. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The effect of the IRA on our business and the healthcare industry in general continues to evolve and we may continue to discover additional adverse impacts on our company or our industry. The IRA is anticipated to have significant ongoing effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.
Under the current presidential administration, there have been significant and wide-ranging reforms to federal policy and the federal government. Drug pricing and reimbursement reform have been a particular area of focus. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. As another example, in May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S.; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives will require additional legal and/or administrative action to implement. In the wake of the Executive Orders, some pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices or reached agreement with the federal government regarding the same, federal agencies are reportedly developing new drug pricing pilot programs, and a future website operated by the federal government that is anticipated to redirect consumers to pharmaceutical companies’ direct-to-consumer channels has been announced.
Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, Congressional Budget Office has estimated that Medicaid provisions in the One Big Beautiful Bill Act, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, is expected to increase the number of uninsured.
There is uncertainty regarding the nature or impact of any drug or broader healthcare reform proposed or implemented by the current presidential administration through executive or administrative action or by Congress, and the extent to which any such action will be subject to litigation or other challenges. It is unclear how any such healthcare reform measures will impact our business. Healthcare reforms and action taken by the healthcare industry in response could adversely affect reimbursement, competitive dynamics, and our business. We continue to monitor legislative reforms and assess their potential impact on our operations, but we cannot predict their ultimate effect on our business. Additionally, the current presidential administration may propose policy changes that create additional uncertainty for our business. These may include new price restrictions on products we sell to Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets.
At the state level, governments have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing. Some of these measures include upper payment limits on state-regulated payors; regulating product access, co-payment assistance, and marketing; imposing drug price, cost, and marketing disclosure and transparency requirements; permitting importation from other countries; and encouraging bulk purchasing. For example, on January 5, 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation proposal, the first step toward Florida facilitating importation of certain prescription drugs from Canada. We cannot predict how further developments of or changes to these policies and rules will affect our business. In addition, local governments and private purchasers, such as hospitals or health systems, are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare purchasing programs. These measures could reduce the demand for our products or put pressure on our product pricing.
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
Cost containment is a primary concern of the U.S. healthcare industry and elsewhere as well as for governmental authorities. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Third-party payors may deny reimbursement for covered products if they determine that a medical product was not used in accordance with third-party payor coverage policies, such as required procedures for cost-effective diagnosis methods, and may establish other conditions that must be met before the third-party payor will provide coverage for use of AMVUTTRA or one of our other products. For example, insurers may establish a “step-edit” system that requires a patient to first use a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. Third-party payors also may refuse to reimburse for products deemed to be experimental, or that are prescribed for an unapproved indication. It is also possible that a third-party payor may consider AMVUTTRA or our other products as substitutable by less expensive therapies and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount that can be charged for our products. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payors may also deny or revoke coverage for a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. Further, third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication, and it is possible that AMVUTTRA or our other products will not be included on the formularies of certain third-party payors.
In addition, some third-party payors challenge the prices charged for medical products and may impose price controls or require that we provide them with predetermined discounts from list prices. In the U.S., we have entered into value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real-world setting comparable to those demonstrated in our clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payors on these agreements is also intended to provide more confidence regarding the value of our products and help accelerate coverage decisions for patients. If the payment we receive for our products, or the reimbursement provided for such products, is inadequate in light of our significant development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than more substantial price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers absent a significant value driver.
Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future. Insurers are increasingly adopting programs and policies that limit access to medications and increase out-of-pocket costs for patients. In the U.S., to help patients access and afford our approved product(s), we may implement patient support programs to assist them, including patient assistance programs (which provide drugs at no cost to eligible patients) and co-pay coupon programs (which cover all or part of an eligible patient’s self-pay obligation). It is possible that changes in insurer policies regarding co-pay coupons (such as co-pay accumulator and maximizer programs) and patient assistance programs (such as alternative funding programs) and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these co-pay coupon programs and patient assistance programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

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
If we fail to comply with broad and complex healthcare and other laws, we could face substantial penalties and our business, operations, and financial condition could be adversely affected.
The marketing of our pharmaceutical products and related arrangements with healthcare providers, third-party payors, patients, and other third parties in the healthcare industry are subject to a wide range of federal and state healthcare laws and regulations that may constrain our business and/or financial arrangements. In the U.S., these laws include, without limitation, federal and state fraud and abuse laws, transparency laws and patient data privacy and security laws and regulations, including but not limited to the following:
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
•The U.S. federal false claims laws, including the federal civil False Claims Act, or the FCA, which generally prohibit individuals or entities from knowingly presenting or causing to be presented, claims for payment for good or services by government-funded programs such as Medicare or Medicaid that are false or fraudulent. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.
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
•The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which in addition to privacy and security protections applicable to healthcare providers and other entities, prohibits executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private programs, and making false statements relating to healthcare matters.
•Federal “sunshine” requirements imposed on drug, device, and medical supply manufacturers when payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to HHS information regarding any “transfer of value” made or distributed to certain healthcare providers and organizations.
•Federal laws that require pharmaceutical manufacturers to calculate, report, and certify certain complex product prices and other data to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs, which data may be used in the calculation of reimbursement and/or discounts on approved products.
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
•State and foreign laws comparable to the above federal laws, including state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers; state laws that require companies to comply with specific compliance standards, restrict financial interactions between companies and healthcare providers, require companies to report information related to payments to healthcare providers, marketing expenditures or pricing or require the licensing or registration of sales representatives; and EU laws prohibiting giving healthcare professionals any gift or benefit in kind as an inducement to prescribe our products and transparency laws requiring the public disclosure of payments made to healthcare professionals and institutions, and data privacy law.
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
Efforts to ensure that our activities comply with applicable healthcare laws and regulations involves substantial costs. We remain focused on enhancing our global compliance infrastructure as we prepare for the launch of our products in additional countries, assuming regulatory approvals. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. For additional information, see the Risk Factor captioned “We may incur significant liability if enforcement authorities allege or determine that we are engaging in commercial activities with respect to our unapproved product candidates or promoting our commercially approved products in a way that violates applicable regulations.”
Given the breadth of the laws and regulations, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from participation in federal health care programs such as Medicare and Medicaid, the curtailment or restructuring of our operations, and other actions. Further, defending against any such actions can be costly and time-consuming, may require significant personnel resources, and could divert our management’s attention from the operation of our business. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. For instance, in October 2025, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents pertaining to our government price reporting for AMVUTTRA, ONPATTRO, OXLUMO and GIVLAARI, including certain fee and discount arrangements with distributors, and certain other related documents and communications. We intend to produce records responsive to the subpoena and anticipate that compliance with the subpoena will result in significant expense and require attention of our management.
The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including FDA and CMS, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.
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
We participate in the 340B Drug Pricing Program, Medicaid Drug Rebate Program, and a number of other federal and state government programs in the U.S. Participation in some of these programs is required in order to obtain reimbursement of our drug products under Medicaid or Medicare Part B. These programs generally require that we provide discounts or pay rebates to certain payors or purchasers when our products are dispensed to beneficiaries of these programs. To support the calculation of these discounts and rebates, these programs may also impose periodic and special price and product data reporting requirements. Changes to our obligations under these government pricing programs occur frequently and program requirements are often ambiguous.
Pricing calculations are complex, vary across programs and may be subject to evolving interpretations by legislative and regulatory bodies and the courts. In October 2025, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents pertaining to our government price reporting for AMVUTTRA, ONPATTRO, OXLUMO and GIVLAARI, including certain fee and discount arrangements with distributors, and certain other related documents and communications.We may be or become subject to penalties for noncompliance, including, but not limited to, civil monetary penalties, exposure under the FCA, and termination from the government program, as a result of our failure to comply with obligations under these programs, including if we fail to provide timely, complete and accurate information to the government, to pay the correct rebates, or to offer the correct discounted pricing. In addition, potential policy changes by the current presidential administration may introduce additional uncertainty for our business. These could include changes to the level of scrutiny applied by the Health Resources and Services Administration to enforce non-compliance with the 340B Drug Pricing Program, new price restrictions on products we sell to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets. Any such policy shifts could significantly impact our business and operations.

Increasingly, states are enacting legislation requiring manufacturers to report drug pricing information. However, states have not always clearly defined their reporting requirements, which may result in manufacturers inadvertently failing to properly disclose the required pricing information. Complying with federal and state programs and future changes to these programs can be complex and cost-and resource-intensive, and could have a material adverse effect on our business, prospects, operating results and financial condition.
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
Third parties may sue us for infringing their patent rights. For example, on December 12, 2024, the Board of Regents of the University of Texas System, or the University of Texas, filed a lawsuit in the United States District Court for the Western District of Texas, alleging that we infringe one of the University of Texas’ patents by making, using and commercializing ONPATTRO in the U.S. In February 2025, we filed a motion to dismiss for improper venue and an alternative motion to transfer the case to the U.S. District Court for the District of Massachusetts. On July 2, 2025, the Court denied the motion to dismiss and to transfer the case without prejudice, and we filed a renewed motion to dismiss and to transfer the case on September 24, 2025, which remains pending before the Texas District Court. Third parties may also claim that we have improperly obtained or used their confidential or proprietary information.
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
We may need to resort to litigation to enforce patents issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. In March 2022, we filed separate lawsuits in United States District Court for the District of Delaware against Moderna and Pfizer, seeking damages for patent infringement in the parties’ manufacture and sale of their messenger RNA COVID-19 vaccines. In August 2025, we reached a settlement with Pfizer, and in September 2025, with Moderna, resolving all claims in both actions.
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
For example, AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy, competes with VYNDAQEL/VYNDAMAX (tafamidis), which is marketed by Pfizer, and ATTRUBY (acoramidis), which is marketed by BridgeBio, both of which are approved to treat ATTR amyloidosis with cardiomyopathy. While we believe AMVUTTRA has a competitive profile for the treatment of patients with ATTR amyloidosis with cardiomyopathy, both VYNDAQEL/VYNDAMAX and

ATTRUBY are administered in pill form and are available in the U.S. at lower list prices than AMVUTTRA, which may impact our ability to compete favorably with these products and may result in AMVUTTRA not achieving commercial success. We are also aware of other product candidates in clinical development for the treatment of ATTR amyloidosis with cardiomyopathy, including WAINUA (eplontersen), which is being developed by Ionis and AstraZeneca plc, or AstraZeneca, and is in Phase 3 clinical development; nexiguran ziclumeran (formerly NTLA-2001), which is being developed by Intellia Therapeutics, Inc. and Regeneron and is in Phase 3 clinical development; ALN-2220 (formerly NI006), which is being developed by Neurimmune AG and Alexion Pharmaceuticals, Inc. (a subsidiary of AstraZeneca) and is in Phase 3 clinical development; coramitug (NNC-6019-0001), which is being developed by Novo Nordisk and is in Phase 3 clinical development; and AT-02, which is being developed by Attralus, Inc. and is in Phase 2 clinical development. We expect to face competition from any of these and potentially other additional new drugs that enter the market to treat patients with ATTR amyloidosis with cardiomyopathy.
AMVUTTRA and ONPATTRO are also approved in certain jurisdictions for the treatment of certain patients with hATTR amyloidosis with polyneuropathy. We are aware of other approved products used to treat this disease, including WAINUA (eplontersen), VYNDAQEL/VYNDAMAX (tafamidis), and TEGSEDI (inotersen), which is marketed by Ionis. There are also product candidates in various stages of clinical development for the treatment of hATTR amyloidosis patients with polyneuropathy, including AT-02, which is in Phase 2 clinical development, and nexiguran ziclumeran (formerly NTLA-2001), which is in Phase 3 clinical development. It is possible that AMVUTTRA and/or ONPATTRO may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of September 30, 2025, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If we, our officers or directors, or our significant stockholders sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
As of September 30, 2025, we had $397.2 million in total aggregate principal amount of Notes issued and outstanding. The interest rate for the 2027 Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The 2028 Notes do not bear regular interest. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. From time to time, we may repurchase, redeem or otherwise extinguish any of our outstanding notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding notes pursuant to the terms of the applicable indenture. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Because the 2028 Notes will not bear regular interest, holders may not earn a return on their investment in the 2028 Notes.
The 2028 Notes will not bear regular interest. Although special interest will accrue on the 2028 Notes in certain circumstances, the 2028 Notes may mature or be redeemed by us without the accrual or payment of any special interest. Accordingly, holders of 2028 Notes may not earn any return on their investment in the 2028 Notes unless they resell them at a price that exceeds the price at which they purchased the 2028 Notes or they realize a gain in connection with the conversion of their 2028 Notes. Holders of 2028 Notes may not be able to resell their 2028 Notes at favorable prices, and the trading price of our common stock may never exceed the conversion price of the 2028 Notes. As a result, investment in the 2028 Notes may not earn any return at all and may result in losses.
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
ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended September 30, 2025, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.
Yvonne L. Greenstreet, M.D., Chief Executive Officer and Director
On August 13, 2025, Yvonne L. Greenstreet, M.D., our Chief Executive Officer and a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Dr. Greenstreet, acting through a broker, may sell up to an aggregate of 25,650 shares of our common stock received upon the settlement of awards granted to Dr. Greenstreet as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from November 11, 2025 to May 14, 2026. The plan is scheduled to terminate on May 14, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Greenstreet or the broker, or as otherwise provided in the plan.
Kevin J. Fitzgerald, Ph.D., Chief Scientific Officer
On August 14, 2025, Kevin J. Fitzgerald, Ph.D., our Chief Scientific Officer, entered into a Rule 10b5-1 trading plan that provides that Dr. Fitzgerald, acting through a broker, may sell up to an aggregate of 30,013 shares of our common stock received upon the settlement of awards granted to Dr. Fitzgerald as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from November 12, 2025 to August 15, 2026. The plan is scheduled to terminate on August 15, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Fitzgerald or the broker, or as otherwise provided in the plan.

ITEM 6. EXHIBITS

4.1
Indenture, dated as of September 12, 2025, between Alnylam Pharmaceuticals, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-36407, filed on September 12, 2025)

4.2	Form of 0.00% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, File No. 001-36407, filed on September 12, 2025)
10.1	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-36407, filed on September 12, 2025)
10.2#†	Amendment No. 1 to Collaboration and License Agreement by and between the Registrant and F. Hoffmann-La Roche Ltd. and Genentech, Inc. dated September 5, 2025
10.3
Credit Agreement, dated September 30, 2025, among Alnylam Pharmaceuticals, Inc., the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-36407, filed on October 3, 2025)

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

ALNYLAM PHARMACEUTICALS, INC.

Date: October 30, 2025	/s/ Yvonne L. Greenstreet, M.D.
Yvonne L. Greenstreet, M.D. Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2025	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)