Form 10-K
period 2025-12-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2026-02-12
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
The aggregate market value of the registrant’s common stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2025, was approximately $42.63 billion. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
At February 6, 2026, the registrant had 132,623,144 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2025, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

ALNYLAM PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

“Alnylam,” AMVUTTRA®, ONPATTRO®, GIVLAARI®, OXLUMO®, Alnylam Act®, GEMINI™, IKARIA™ and siRELIS™ are trademarks and registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “aspires,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our expectations regarding future revenues, expenses, margins, profitability, cash flows, capital expenditures, and other aspects of our financial performance, as well as our financial guidance and outlook for upcoming periods;
•our ability to successfully execute on our “Alnylam 2030” strategy and our aspiration to achieve the metrics associated with this strategy;
•our views with respect to the clinical and commercial potential of (including the potential numbers of patients who may benefit from) our approved and investigational RNAi therapeutics and those of our collaborators, including AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO, Leqvio® (inclisiran), Qfitlia™ (fitusiran), zilebesiran, mivelsiran, nucresiran and cemdisiran;
•our plans for additional global regulatory filings and the continuing product launches of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO and our collaborators’ plans with respect to Leqvio, Qfitlia and cemdisiran;
•our ability to obtain regulatory approval of AMVUTTRA (vutrisiran) for the treatment of ATTR amyloidosis with cardiomyopathy in additional jurisdictions outside the United States;
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
•the impact of current and potential healthcare reforms, including those affecting the delivery, pricing or government price reporting of, or payment, insurance coverage or reimbursement for, healthcare products and services;
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
•the outcome of litigation or other legal proceedings or government investigations;
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

PART I
ITEM 1. BUSINESS
Overview
Alnylam Pharmaceuticals, Inc. (also referred to as Alnylam, the Company, we, our or us) is a global commercial-stage biopharmaceutical company developing novel therapeutics based on ribonucleic acid interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have pioneered a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, that function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for proteins implicated in the cause or pathway of disease, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients across a broad range of disease areas and indications. To date, our efforts to advance this revolutionary approach have yielded the approval of six first-in-class RNAi-based medicines: AMVUTTRA® (vutrisiran), ONPATTRO® (patisiran), GIVLAARI® (givosiran), OXLUMO® (lumasiran), Leqvio® (inclisiran) and Qfitlia® (fitusiran).
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
In early 2026, we launched our Alnylam 2030 strategy to drive the Company’s next era of growth and patient impact. Specifically, we aspire to achieve the following by the end of 2030:
•Global TTR Leadership: Build a Durable TTR Franchise
•Lead the market in TTR revenue by 2030 and cumulatively across the five-year period
•Launch best-in-class, next-generation silencer nucresiran in ATTR amyloidosis with polyneuropathy by 2028 and cardiomyopathy by 2030
•Growth Through Sustainable Innovation: Deliver Therapies that Prevent, Halt, or Reverse Disease
•Deliver 2+ new transformative medicines beyond TTR with blockbuster potential
•Expand to 10 tissue types and >40 clinical programs
•Accelerate organic innovation and access select external innovation by reinvesting ~30% of revenues in non-GAAP R&D
•Scale with Discipline & Agility: Deliver Exceptional Financial Results
•Achieve 25%+ total revenue growth compound annual growth rate through year-end 2030
•Deliver sustained, profitable growth with ~30% non-GAAP operating margin
We currently have six marketed products, including two products that are commercialized by collaborators, and more than 20 clinical programs, including several in late-stage development.
AMVUTTRA is approved in the United States, or U.S., for the treatment of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, with polyneuropathy in adults, in the European Union, or EU, and the United Kingdom, or UK, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries. In March 2025, the United States Food and Drug Administration, or the FDA, approved our supplemental New Drug Application, or sNDA, for AMVUTTRA for the treatment of the cardiomyopathy of wild-type or hereditary transthyretin-mediated amyloidosis in adults to reduce cardiovascular mortality, cardiovascular hospitalizations and urgent heart failure visits. In June 2025, the European Commission, or EC, granted approval of AMVUTTRA for the treatment of wild-type or hereditary transthyretin amyloidosis in adult patients with cardiomyopathy, following a positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, AMVUTTRA has also been approved by the Brazilian Health Regulatory Agency, or ANVISA, the Japanese Health Authority, or PMDA, the UK’s Medicines and Healthcare Products Regulatory Agency, or MHRA, and Health Canada for the treatment of ATTR amyloidosis with cardiomyopathy. Regulatory reviews continue in other territories.
ONPATTRO is approved in the U.S. for the treatment of the polyneuropathy of hATTR amyloidosis in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of TTR-type familial amyloidosis with polyneuropathy, and in multiple additional countries. In February 2025, ONPATTRO received regulatory approval from ANVISA in Brazil for the treatment of ATTR amyloidosis with cardiomyopathy.
GIVLAARI is approved in the U.S. for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in several other countries. Regulatory filings for givosiran (the generic name of GIVLAARI) in additional territories are pending or planned during 2026 and beyond.
OXLUMO is approved in the U.S. for the treatment of primary hyperoxaluria type 1, or PH1, to lower urinary and plasma oxalate levels in pediatric and adult patients, and in the EU and the UK for the treatment of PH1 in all age groups. OXLUMO has also been approved in several other countries and regulatory filings for lumasiran (the generic name of OXLUMO) in additional territories are pending or planned during 2026 and beyond.
Leqvio (inclisiran) is being developed and commercialized by our collaborator Novartis AG, or Novartis, and has received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of low-density lipoprotein cholesterol, or LDL-C. In July 2023, the FDA approved an expanded indication for Leqvio to include treatment of adults with high LDL-C and who are at increased risk of heart disease. In July 2025, based on robust LDL-C lowering data for PCSK9-targeting therapies, the FDA approved a label update for Leqvio enabling its use as monotherapy along with diet and exercise to reduce LDL-C in adults with hypercholesterolemia. Leqvio has also been approved in China and Japan, and as of the end of December 2025, Leqvio is registered in 108 countries worldwide and is commercially available in 89 countries.
Qfitlia (fitusiran) is being commercialized by our collaborator, Genzyme Corporation, a Sanofi Company, or Sanofi, and was approved by the FDA in March 2025 for routine prophylaxis to prevent or reduce the frequency of bleeding episodes in adult and pediatric patients 12 years of age and older with hemophilia A or B, with or without factor VIII or IX inhibitors (neutralizing antibodies), and by China’s National Medical Products Administration, or NMPA, in December 2025, for routine prophylaxis to prevent or reduce the frequency of bleeding episodes in pediatric patients 12 years of age and older and adults with severe hemophilia A or B with or without factor IX inhibitors. Qfitlia is the first and only therapeutic designed to lower antithrombin, a protein that inhibits blood clotting, with the goal of promoting thrombin generation to rebalance hemostasis and prevent bleeds. A regulatory submission for Qfitlia has also been completed in Brazil.
In addition to our marketed products, we have multiple potential drivers of future growth, including additional transformative medicines currently in development for TTR and both other rare and prevalent diseases. We are advancing nucresiran, our next-generation investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis. In November 2024, we announced positive results from the ongoing Phase 1 clinical trial of nucresiran in healthy volunteers. These results demonstrated that twice annual dosing of 300 mg of nucresiran resulted in mean reductions of serum TTR of greater than 90% from baseline at day 15 that were maintained over six months. In September 2025, we initiated the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR polyneuropathy, and in June 2025, we initiated the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR amyloidosis with cardiomyopathy.
We are also developing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen, for the treatment of hypertension. In 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development and commercialization of zilebesiran. In August 2025, we reported that our KARDIA-3 Phase 2 clinical trial, which was designed to evaluate the efficacy and safety of zilebesiran as an add-on therapy in adult patients with high cardiovascular risk and uncontrolled hypertension despite treatment with two to four standard of care antihypertensive medications, met the objective of informing the design, patient population, and dose for a global Phase 3 cardiovascular outcomes trial. In September 2025, we initiated a Phase 3 cardiovascular outcomes clinical trial, ZENITH (ZilebEsiraN CardIovascular OuTcome Study in Hypertension), which is designed to evaluate the potential of zilebesiran to reduce the risk of major adverse cardiovascular events in patients with uncontrolled hypertension on two or more antihypertensives, one being a diuretic.
We are also advancing mivelsiran (formerly ALN-APP), an investigational RNAi therapeutic targeting amyloid precursor protein in development for the treatment of cerebral amyloid angiopathy, or CAA, and Alzheimer’s disease, or AD. In July 2025, we presented single- and multiple-dose data from the Phase 1 clinical trial of mivelsiran in patients with early-onset AD. These data demonstrated that single and multiple doses of mivelsiran were generally well tolerated and demonstrated robust, durable, dose-dependent reductions of soluble amyloid precursor protein beta, or sAPPβ, in cerebrospinal fluid. In July 2024, we initiated the cAPPricorn-1 Phase 2 clinical trial of mivelsiran in patients with CAA. We expect to initiate a Phase 2 clinical trial of mivelsiran in patients with AD in the first half of 2026.
We have additional late-stage investigational programs advancing toward potential commercialization with collaborators, including cemdisiran for the treatment of complement-mediated diseases. Our collaborator, Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing cemdisiran in combination with its anti-C5 monoclonal antibody, pozelimab, in a Phase 3 clinical trial in paroxysmal nocturnal hemoglobinuria, and as a monotherapy and in combination with pozelimab in Phase 3 clinical trials in myasthenia gravis and geographic atrophy. In August 2025, Regeneron announced that cemdisiran monotherapy met the primary and key secondary endpoints in the Phase 3 NIMBLE clinical trial in generalized myasthenia gravis and that it is planning a U.S. regulatory submission for cemdisiran monotherapy in the first quarter of 2026, pending discussions with the FDA.
Convertible Senior Notes and Repurchases
In September 2025, we issued $661.3 million aggregate principal amount of 0.00% Convertible Senior Notes due 2028, or the 2028 Notes. The 2028 Notes will mature on September 15, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes will not bear regular interest. Before June 15, 2028, holders of 2028 Notes will have the right to convert their 2028 Notes in certain circumstances and during specified periods. From and after June 15, 2028, the 2028 Notes will be convertible at the option of the holders of 2028 Notes at any time prior to the close of business on the trading day immediately preceding the maturity date. We will settle any conversions of 2028 Notes by paying or delivering, as applicable, cash or shares of our common stock, par value $0.01 per share, or Common Stock, or a combination of cash and shares of Common Stock, at our election.
In connection with the issuance of the 2028 Notes, we paid $35.3 million, including expenses to enter into privately negotiated capped call transactions with certain initial purchasers of the 2028 Notes or their respective affiliates and certain other financial institutions, or capped call transactions. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price per share of our Common Stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the 2028 Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2028 Notes. The initial cap price of the capped call transaction is approximately $837.61 per share, and is subject to certain adjustments under the terms of the capped call transactions.
Concurrently with the pricing of the 2028 Notes, we entered into privately negotiated transactions, or the September 2025 note repurchase transactions, with certain holders of our 1.00% Convertible Senior Notes due 2027, or the 2027 Notes, to repurchase for cash approximately $637.8 million aggregate principal amount of the 2027 Notes for a total repurchase cost (including accrued and unpaid interest) of approximately $1.11 billion. In addition, in December 2025, we entered into additional privately negotiated transactions, or the December 2025 note purchase transactions, with certain holders of our 2027 Notes to repurchase for cash approximately $34.4 million aggregate principal amount of the 2027 Notes for a total repurchase cost (including accrued and unpaid interest) of approximately $52.3 million. Following the closing of the December 2025 note purchase transactions, or, together with the September 2025 note purchase transactions, the note repurchase transactions, approximately $362.8 million aggregate principal amount of the 2027 Notes remain outstanding. We had previously entered into capped call transactions with certain financial institutions in connection with the issuance 2027 Notes, which transactions remain in place following the note repurchase transactions.
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
As of December 31, 2025, we had no borrowings and $17.5 million of letters of credit outstanding under the Revolving Credit Agreement.
RNAi Therapeutics – A Class of Innovative Medicines
Overview of RNAi Therapeutics
Alnylam was founded in 2002 to translate the discovery of RNAi into a new class of medicines, which we refer to as RNAi therapeutics. One of the biggest scientific challenges with RNAi therapeutics has been delivering the therapeutic to its destination in the body. We have made tremendous progress on delivery of RNAi therapeutics, beginning with delivery to the liver and more recently with delivery to the CNS and other tissues. We believe this success will enable us to sustainably and organically create and commercialize transformative medicines that benefit patients around the world across a broad range of disease areas and indications.
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
In parallel, we advanced a proprietary technology that conjugates a sugar molecule, referred to as GalNAc, to the siRNA molecule. This delivery approach enables more convenient, subcutaneous administration of our drug candidates directed to liver cells expressing target genes. Results from our Enhanced Stabilization Chemistry, or ESC, GalNAc-conjugate delivery platform have demonstrated a durability of effect that provides increased potency and durability, as well as a wide therapeutic index, and has the potential to support once-monthly, once-quarterly, and bi-annual subcutaneous dose regimens. Our more recently approved medicines, AMVUTTRA, GIVLAARI, OXLUMO and Leqvio utilize this conjugate platform.
Our next generation Enhanced Stabilization Chemistry-Plus, or ESC+, GalNAc-conjugates utilize advanced design features to further improve specificity, while maintaining potency and durability, further improving our therapeutic index by up to six-fold. Our first RNAi therapeutics based on this ESC+ design, zilebesiran and elebsiran, are currently in late-stage clinical development.
Additional advancements include our IKARIA™ platform harboring chemistry innovations that enable robust target knockdown with the potential for bi-annual or annual dosing regimens. We believe that this platform could have potential applications in a wide range of diseases. In November 2024, we announced positive interim results from the Phase 1 clinical trial of nucresiran, our next generation investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis which utilizes our IKARIA technology, demonstrating rapid knockdown of TTR that was sustained for six months following a single dose.

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
We are continuing to advance other extrahepatic delivery approaches, including delivery to muscle and adipose cells, as well as to additional tissues in line with our Alnylam 2030 goal to expand to 10 tissue types by 2030. In addition, we are exploring peptide and antibody-based approaches for targeted siRNA delivery to new tissues, including as part of our collaboration with PeptiDream, Inc., which aims to discover and develop novel conjugates for targeted delivery of RNAi therapeutics to a broader range of tissues. As we seek to address more complex conditions with multiple comorbidities, we are also advancing our GEMINI technology, which combines conjugate siRNAs for the simultaneous silencing of two transcripts using a single chemical entity.
Finally, we continue to leverage human genetics to advance our efforts to bring innovative medicines to patients. We have established six major collaborations—including with the UK BioBank and Our Future Health—to support the sourcing of novel, genetically validated targets and to secure access to databases of genetic information.
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

The table below represents our commercial products and late- and early-stage development programs as of February 1, 2026.

PRODUCT	DISEASE	PIPELINE (PHASE 1 / PHASE 2 / PHASE 3 / COMMERCIAL)
TTR		
ONPATTRO® (patisiran)	hATTR Amyloidosis with Polyneuropathy	COMMERCIAL
AMVUTTRA® (vutrisiran)	ATTR Amyloidosis with Cardiomyopathy and hATTR Amyloidosis with Polyneuropathy	COMMERCIAL
Nucresiran	ATTR Amyloidosis with Cardiomyopathy	PHASE 3
Nucresiran	hATTR Amyloidosis with Polyneuropathy	PHASE 3
CARDIOVASCULAR		
Leqvio® (inclisiran)	Hypercholesterolemia[1]	COMMERCIAL
Zilebesiran	Hypertension[2]	PHASE 3
Zilebesiran + REVERSIR	Hypertension[2]	PHASE 1
METABOLIC		
Rapirosiran (ALN-HSD)	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]	PHASE 2
ALN-ANG3	Diabetic Kidney Disease[1]	PHASE 2
ALN-4324 (GRB14)	Type 2 Diabetes Mellitus	PHASE 2
ALN-2232 (ACVR1C)	Obesity & Weight Management	PHASE 1
ALN-PNP	Non-Alcoholic Fatty Liver Disease (NAFLD)[3]	PHASE 1
ALN-APOC3	Dyslipidemia[1]	PHASE 1
ALN-CIDEB	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]	PHASE 1
NEUROLOGIC		
Cemdisiran (+/- Pozelimab)	Myasthenia Gravis[1]	PHASE 3
Mivelsiran (ALN-APP)	Cerebral Amyloid Angiopathy (CAA)	PHASE 2
Mivelsiran (ALN-APP)	Alzheimer's Disease	PHASE 1
ALN-HTT02	Huntington's Disease[4]	PHASE 1
ALN-5288 (MAPT)	Alzheimer's Disease[4]	PHASE 1
ALN-SOD	SOD1 Amyotrophic Lateral Sclerosis (ALS)[3]	PHASE 1
ALN-SNCA	Parkinson's Disease[3]	PHASE 1
HEMATOLOGY		
Qfitlia™ (fitusiran)	Hemophilia A or B[1]	COMMERCIAL
Cemdisiran (+ Pozelimab)	Paroxysmal Nocturnal Hemoglobinuria[1]	PHASE 3
ALN-6400 (PLG)	Bleeding Disorders	PHASE 2
AG-236 (ALN-TMP)	Polycythemia Vera[1]	PHASE 1
ALN-CFB	Paroxysmal Nocturnal Hemoglobinuria[1]	PHASE 1
OTHER		
GIVLAARI® (givosiran)	Acute Hepatic Porphyria (AHP)	COMMERCIAL
OXLUMO® (lumasiran)	Primary Hyperoxaluria Type 1 (PH1)	COMMERCIAL
Cemdisiran (+/- Pozelimab)	Geographic Atrophy[1]	PHASE 3
Elebsiran (+Tobevibart)	Hepatitis D Virus Infection[1]	PHASE 3
ALN-BCAT	Hepatocellular Carcinoma	PHASE 1
ALN-4285	Healthy Volunteers	PHASE 1
ALN-4915	Healthy Volunteers	PHASE 1
ALN-F1202	Healthy Volunteers[1]	PHASE 1

1 Out-licensed with milestones and/or royalties
2 Partnered, Alnylam-led development with US profit split and milestones/royalties ex-US
3 Partner-led with profit split
4 Partnered, Alnylam-led with profit split

As indicated in the table above, to date we have received marketing approval for AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, Novartis has received approval for Leqvio, and Sanofi has received approval for Qfitlia, in each case in certain territories for the specific indications approved in each such territory, with additional regulatory submissions pending.

Our TTR Franchise
About Transthyretin (ATTR) Amyloidosis
ATTR amyloidosis is an underdiagnosed, rapidly progressive and fatal disease that affects multiple parts of the body including the heart, nerves and digestive system. There are two forms of ATTR – hATTR and wild-type ATTR, which can manifest in a variety of ways. We estimate that ATTR amyloidosis with cardiomyopathy – including hereditary and wild-type forms – affects more than 300,000 people worldwide, while hATTR amyloidosis with polyneuropathy affects fewer than 30,000 people worldwide.
AMVUTTRA (vutrisiran)
AMVUTTRA (vutrisiran) is a subcutaneously administered RNAi therapeutic targeting TTR. With its rapid knockdown, it targets and silences TTR mRNA, thereby reducing the production of TTR protein before it is made. AMVUTTRA utilizes our ESC+ delivery platform, and is designed for increased potency and high metabolic stability to allow for quarterly subcutaneous administration.
Vutrisiran has received orphan drug designation in the U.S., EU and Japan; specific orphan drug designations vary by country/region.
AMVUTTRA — hATTR Amyloidosis with Polyneuropathy
In June 2022, AMVUTTRA was approved by the FDA for the treatment of hATTR amyloidosis with polyneuropathy in adults. AMVUTTRA was subsequently approved in the EU, UK, Argentina, Switzerland and Canada for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of TTR type familial amyloidosis with polyneuropathy, and in Brazil for the treatment of hATTR amyloidosis in adults and in multiple other countries/regions globally. AMVUTTRA has launched in several additional countries and regulatory filings in additional territories are currently under review and additional filings are planned for 2026.
AMVUTTRA — ATTR Amyloidosis with Cardiomyopathy
In March 2025, the FDA approved our sNDA for AMVUTTRA for the treatment of the cardiomyopathy of wild-type or hereditary transthyretin-mediated amyloidosis in adults to reduce cardiovascular mortality, cardiovascular hospitalizations and urgent heart failure visits. In June 2025, the EC approved AMVUTTRA for the treatment of wild-type or hereditary transthyretin amyloidosis in adult patients with cardiomyopathy, following a positive opinion from the Committee for Medicinal Products for Human Use of the EMA. AMVUTTRA has also been approved by ANVISA, the PMDA, the MHRA, and Health Canada for the treatment of ATTR amyloidosis with cardiomyopathy. We have also filed for regulatory approval for vutrisiran (the generic name for AMVUTTRA) in Colombia, Republic of South Korea, Hong Kong, Taiwan, Australia, Republic of Serbia, North Macedonia, and Kuwait and additional regulatory filings are pending or planned in 2026 and beyond.
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
ONPATTRO — hATTR Amyloidosis with Polyneuropathy
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
ONPATTRO — ATTR Amyloidosis with Cardiomyopathy
In February 2025, ONPATTRO received regulatory approval from ANVISA in Brazil for the treatment of ATTR amyloidosis with cardiomyopathy. We do not plan to pursue label expansions for ONPATTRO in other regions.
Nucresiran — ATTR Amyloidosis
Nucresiran is our next generation investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis that utilizes our IKARIA technology and provides the potential to achieve deeper and more durable rapid knockdown of TTR, allowing for less frequent dosing. In December 2023 and November 2024, we announced positive initial results in the Phase 1 study of nucresiran in healthy volunteers. Single doses of 300 mg or higher of nucresiran achieved rapid knockdown with a mean TTR reduction of greater than 90% at Day 15. A peak mean TTR reduction of 96% was achieved at Day 29 and a mean TTR reduction of greater than 90% was sustained at Day 180. At all dose levels evaluated to date, single doses of nucresiran have been well tolerated. The majority of adverse events across doses have been mild and none have been considered to be related to treatment. There have been no safety signals identified, including no injection site reactions and no liver-related signals.
In September 2025, we initiated the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR polyneuropathy, and in June 2025, we initiated the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR amyloidosis with cardiomyopathy.
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
GIVLAARI is approved in the U.S. for the treatment of adults with AHP and in the EU for the treatment of AHP in adults and adolescents aged 12 years and older. GIVLAARI has also received marketing authorizations for the treatment of AHP in adults in Brazil, Canada and Mexico and for the treatment of AHP in adults and adolescents in Japan, the UK, Argentina, Australia, Switzerland, Israel, Taiwan, UAE and Kuwait. We have also filed for regulatory approval for givosiran (the generic name for GIVLAARI) in Colombia, South Korea, Kingdom of Saudi Arabia, and Serbia, and additional regulatory filings are pending or planned in 2026 and beyond.
OXLUMO (lumasiran) — Primary Hyperoxaluria Type 1 (PH1)
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
OXLUMO is the first approved pharmaceutical therapy for PH1. OXLUMO is approved in the U.S. for the treatment of PH1 to lower urinary oxalate levels in pediatric and adult patients, and has received marketing authorization in the EU for the treatment of PH1 in all age groups. OXLUMO has also received additional marketing authorizations in Argentina, Australia,

Brazil, the UK, Switzerland, Canada, Israel, Oman, Qatar, Kingdom of Saudi Arabia, United Arab Emirates, Kuwait and South Korea, and regulatory filings in other territories are pending and additional filings are planned for 2026 and beyond.
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
Our RNAi therapeutic Leqvio, developed and commercialized by our collaborator, Novartis, is the first and only siRNA therapy (or RNAi therapeutic) to lower LDL-C, and is the first RNAi therapeutic approved for a prevalent disease. Leqvio is subcutaneously administered and targets proprotein convertase subtilisin/kexin type 9, or PCSK9, to reduce LDL-C levels and could help improve outcomes for patients with ASCVD, a deadly form of cardiovascular disease.
As of the end of December 2025, Leqvio had been approved in over 100 countries. Multiple additional Phase 3 clinical trials of Leqvio are currently ongoing, including two cardiovascular outcomes trials in secondary prevention, ORION-4 co-sponsored by Novartis and Oxford University and the Novartis-sponsored VICTORION-2-PREVENT.
In February 2013, we and The Medicines Company (acquired by Novartis in January 2020), or MDCO, entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases, which we refer to as the MDCO agreement. Following its acquisition of MDCO, Novartis has all of the rights and obligations under the MDCO agreement. A description of the MDCO agreement is included below under the heading “Our Collaboration and Licensing Strategy.”
Qfitlia (fitusiran) — Hemophilia
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
Antithrombin, or AT, acts by inactivating thrombin and other coagulation factors, and plays a key role in normal hemostasis by helping to limit the process of fibrin clot formation. Lowering AT may promote the generation of sufficient levels of thrombin needed to form an effective fibrin clot and prevent bleeding. This rationale is supported by human genetic data suggesting that co-inheritance of thrombophilic mutations, including AT deficiency, may ameliorate bleeding in hemophilia. We believe this approach is a unique and innovative strategy for preventing bleeding in people with hemophilia.
Qfitlia is a subcutaneously administered RNAi therapeutic targeting AT for the treatment of hemophilia A and B, with and without inhibitors, that is being advanced by our collaborator, Sanofi. Fitusiran is designed to lower levels of AT with the goal of promoting sufficient thrombin generation to prevent bleeding.
Qfitlia was approved by the FDA in March 2025 for routine prophylaxis to prevent or reduce the frequency of bleeding episodes in adult and pediatric patients 12 years of age and older with hemophilia A or B, with or without factor VIII or IX inhibitors (neutralizing antibodies) and by China’s NMPA in December 2025 for routine prophylaxis to prevent or reduce the frequency of bleeding episodes in pediatric patients 12 years of age and older and adults with severe hemophilia A or B with or without factor IX inhibitors. A regulatory submission for Qfitlia has also been completed in Brazil.
We have granted Sanofi global rights to develop and commercialize fitusiran and any back-up products. A description of our Sanofi collaboration, as well as the amended and restated AT3 License Terms, is included under the heading “Our Collaboration and Licensing Strategy.”
Additional Late-Stage Clinical Development Programs
Zilebesiran — Hypertension
Hypertension is a complex multifactorial disease clinically defined by most major guidelines as a systolic blood pressure of above 140 mm Hg and/or a diastolic blood pressure greater than 90 mm Hg, although the American College of Cardiology/

American Heart Association guidelines define hypertension as a systolic blood pressure above 130 mm Hg and/or a diastolic blood pressure greater than 80 mm Hg. More than one billion people worldwide live with hypertension. In the U.S. alone, approximately 47 percent of adults live with hypertension, with more than half of patients on medication remaining above the blood pressure target level. Despite the availability of anti-hypertensive medications, there remains a significant unmet medical need, especially given the poor rates of adherence to existing daily oral medications and daily peak and trough effects, resulting in inconsistent blood pressure control and an increased risk for stroke, heart attack and premature death. In particular, there are a number of high unmet need settings where novel approaches to hypertension warrant additional development focus, including patients with poor medication adherence and in patients with high cardiovascular risk.
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
Cemdisiran is a subcutaneously administered, investigational RNAi therapeutic targeting the C5 component of the complement pathway in development for the treatment of complement-mediated diseases. In June 2024, we granted Regeneron global rights to develop, manufacture and commercialize cemdisiran as a monotherapy in addition to the license we previously granted Regeneron to develop, manufacture and commercialize cemdisiran in combination with anti-C5 antibodies. Regeneron is now solely responsible for development, manufacturing, and commercialization of cemdisiran as a monotherapy and in combination with anti-C5 antibodies. Regeneron is evaluating cemdisiran in combination with its anti-C5 monoclonal antibody, pozelimab, in a Phase 3 clinical trial in paroxysmal nocturnal hemoglobinuria and as a monotherapy and in combination with pozelimab in Phase 3 clinical trials in myasthenia gravis and geographic atrophy. In August 2025, Regeneron announced that cemdisiran monotherapy met the primary and key secondary endpoints in the Phase 3 NIMBLE clinical trial in generalized myasthenia gravis and that it is planning a U.S. regulatory submission for cemdisiran monotherapy in the first quarter of 2026, pending discussions with the FDA.
Elebsiran — Chronic Hepatitis Delta Virus Infection
Elebsiran (formerly ALN-HBV02 (VIR-2218)) is a subcutaneously administered, investigational RNAi therapeutic targeting the HBV genome for the treatment of chronic hepatitis delta, or CHD, which is being advanced by our collaborator, Vir Biotechnology, Inc., or Vir. Elebsiran is designed to inhibit expression of all HBV proteins, including hepatitis B surface antigen. CHD is the most severe form of chronic viral hepatitis and was recently classified as carcinogenic by the International Agency for Research on Cancer. People living with the disease rapidly progress to cirrhosis, liver failure, and liver-related death. There are currently no approved treatments in the U.S., and treatment options are limited in the EU and globally.
Vir is currently evaluating elebsiran in combination with tobevibart in multiple clinical trials as part of its ongoing ECLIPSE registrational program, including the ECLIPSE 1 Phase 3 clinical trial in CHD, which is fully enrolled with topline data expected in the fourth quarter of 2026, the ECLIPSE 2 Phase 3 clinical trial, which is evaluating the switch to the combination of elebsiran and tobevibart in patients who have not achieved undetectable hepatitis delta virus RNA with bulevirtide treatment, and the ECLIPSE 3 Phase 2b trial, which is evaluating the combination of elebsiran and tobevibart compared to bulevirtide monotherapy in bulevirtide treatment-naive patients. Topline data from ECLIPSE 2 and 3 are expected in the first quarter of 2027. In January 2026, Vir announced positive data from the ongoing Phase 2 SOLSTICE clinical trial in

CHD, in which the combination of tobevibart and elebsiran achieved an undetectable HDV RNA rate of 88% in a subset of participants evaluable at Week 96.
In March 2025, we and Vir entered into an amended and restated collaboration and license agreement relating to elebsiran, pursuant to which Vir remains solely responsible for the development, manufacturing and commercialization of elebsiran, and we remain entitled to receive milestone payments upon the achievement of specified regulatory and commercial milestones and royalties on net sales of elebsiran. In connection with the amended and restated agreement, Vir made a payment to us of $30.0 million, and we agreed not to opt into a profit-sharing arrangement with respect to elebsiran.
In June 2024 and December 2024, Vir announced that the FDA granted Fast Track designation and Breakthrough Therapy designation, respectively, for the combination of tobevibart and elebsiran for the treatment of CHD. In addition, the combination received PRIME designation from the EMA and European orphan drug designation in December 2024 for the same indication.
Early-Stage Clinical Development Programs
Mivelsiran — Cerebral Amyloid Angiopathy and Alzheimer’s Disease
Mivelsiran is an investigational, intrathecally administered RNAi therapeutic targeting amyloid precursor protein, or APP, in development for the treatment of CAA and AD. Genetic mutations that increase production of APP or alter its cleavage cause early-onset CAA, early-onset AD, or both. Mivelsiran is designed to decrease APP mRNA in the CNS to decrease synthesis of APP protein and all downstream intracellular and extracellular APP-derived cleavage products, including amyloid beta, or Aβ. Reducing APP protein production is expected to reduce the secretion of Aβ peptides that aggregate into extracellular amyloid deposits in CAA and AD and reduce the intraneuronal APP cleavage products that may trigger the formation of neurofibrillary tangles and cause neuronal dysfunction in AD. Mivelsiran is the first program utilizing our C16 conjugate technology, which enables enhanced delivery to cells in the CNS, to enter clinical development.
In early 2022, we initiated a Phase 1 clinical trial of mivelsiran in patients with early-onset AD, and in April 2023 and July 2023, we reported positive interim results. In February 2024, we announced that the FDA had provided clearance to initiate Part B of the Phase 1 clinical trial at sites in the U.S. The FDA confirmed that multiple dosing in the Phase 1 clinical trial may proceed at doses up to 180 mg given every six months, which covers all dose regimens planned to be explored in Part B. A partial clinical hold remains in place in the U.S. for higher or more frequent dosing regimens. Part A has now been completed, and Part B is ongoing.
In July 2025, we announced positive Phase 1 single and multiple dose data from the Phase 1 clinical trial of mivelsiran in early-onset AD. Single and multiple doses of mivelsiran were generally well tolerated and demonstrate robust, durable, dose-dependent reductions of soluble amyloid precursor beta, or SAPPβ, in the cerebrospinal fluid. We expect to initiate a Phase 2 clinical trial of mivelsiran in patients with AD in the first half of 2026.
In July 2024, we announced we had initiated dosing in cAPPricron-1, a phase 2 clinical trial of mivelsiran in patients with CAA. Enrollment in cAPPricorn-1 is ongoing.
We have full global development and commercialization rights to mivelsiran in all indications, and we are responsible for all development and commercialization costs of mivelsiran other than Regeneron’s share of the Phase 1 budget.
ALN-HTT02 — Huntington’s Disease (HD)
HD is an inherited autosomal dominant neurodegenerative disease caused by abnormal expansion of cytosine-adenine-guanine repeats in exon 1 of the HTT gene, leading to production of aberrant mHTT proteins containing elongated polyglutamine tracts that are prone to aggregate in neurons. Typically, HD is an adult-onset degenerative disease with a protracted but relentlessly progressive course. The disease is characterized by a triad of symptom domains comprising behavioral/psychological, cognitive, and abnormal motor movements. These symptoms, in combination, lead to severe disability and morbidity, and ultimately to a bed-bound state followed by death. No pharmacological agent, approved or otherwise, provides long-lasting improvement in clinically meaningful outcomes.
ALN-HTT02 is an investigational, intrathecally administered RNAi therapeutic targeting huntingtin, or HTT, that is in development, in collaboration with Regeneron, for the treatment of HD. ALN-HTT02 is designed to target a conserved sequence in exon 1 of the HTT messenger RNA, thereby reducing the expression of all isoforms of HTT protein, including the shorter HTT1a isoform encoded by the first exon of the gene. HTT1a has been implicated as a key contributor to disease pathology but is missed by many HTT-lowering therapeutic strategies. Beyond the more inclusive exon 1 targeting strategy, our underlying C16-siRNA delivery platform may offer an opportunity to fully explore the potential efficacy of HTT-lowering via widespread distribution, deep and sustained lowering, and infrequent dosing regimens.
In September 2024, November 2024, February 2025, and October 2025 we presented nonclinical data supporting the tolerability of deep and sustained HTT-lowering in wild-type nonhuman primates after single and repeated intrathecal administration of ALN-HTT02. In October 2025, we initiated a Phase 1b clinical trial of ALN-HTT02 in adult patients with HD (NCT06585449) and expect to present initial data from this trial in the second half of 2026.

ALN-6400 — Bleeding Disorders
An estimated three million people in the U.S. are living with an inherited bleeding disorder. Many bleeding disorders have no approved treatments, and many of the treatments that are available are burdensome. The second most common inherited bleeding disorder, Hereditary Hemorrhagic Telangiectasia, or HHT, is a vascular bleeding disorder with no approved therapies. It is estimated to affect approximately 70,000 people in the U.S. and approximately 1.6 million people worldwide. Approximately 90% of patients with HHT experience recurrent nosebleeds, which can be severe and life threatening. The majority of patients with HHT also suffer from iron deficiency anemia, and GI bleeding and heavy menstrual bleeding are also common.
Plasminogen, or PLG, is a protein that is produced in the liver. Once PLG is converted to plasmin, it drives fibrinolysis, which is the breakdown of the fibrin mesh that stabilizes blood clots. ALN-6400 is a GalNAc-conjugated RNAi therapeutic that targets PLG. In preclinical studies, ALN-6400 has demonstrated a greater than 90% reduction in circulating PLG in non-human primates with no evidence of increased risk of thrombosis. We believe that with its mechanism of action, ALN-6400 has the potential to address a wide range of bleeding disorders.
In early 2025, we shared data from the first cohort of participants in a Phase 1 clinical trial in healthy volunteers, demonstrating favorable impact on an ex-vivo hemostasis assay. In late 2025, we initiated a Phase 2 clinical trial in patients with HHT, and we plan to share additional data from the Phase 1 clinical trial as well as report clinical proof of concept in HHT in the second half of 2026. We also intend to initiate a Phase 2 clinical trial in a second bleeding disorder in the first half of 2026.
Additional Early-Stage and Preclinical Programs
During 2026, we plan to file three or more new investigational new drug applications, or INDs, or CTAs from our organic product engine. We also intend to continue to build on our progress with extrahepatic delivery during 2026, advancing our CNS programs under our collaboration with Regeneron, as well as continuing to advance our other extrahepatic delivery initiatives, in support of our Alnylam 2030 goal to expand to ten tissue types by the end of 2030.
Our Collaboration and Licensing Strategy
Our business strategy is to develop and commercialize a broad pipeline of RNAi therapeutic products directed across a broad range of disease areas and indications. As part of this strategy, we have entered into, and expect to enter into additional, collaboration and licensing agreements as a means of accessing resources and capabilities to advance our investigational RNAi therapeutic programs. Our collaboration strategy is to form collaborations that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics. We expect these collaborations to provide us with research and development support, sales and marketing support and/or financial support.
Below is a brief description of our key collaborations.
Product Collaborations
Roche. In July 2023, we entered into the Roche Collaboration and License Agreement, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran. Under the Roche Collaboration and License Agreement, we granted to Roche (i) co-exclusive rights to develop zilebesiran worldwide and commercialize zilebesiran in the U.S., (ii) exclusive rights to commercialize zilebesiran outside of the U.S., and (iii) non-exclusive rights to manufacture zilebesiran for the development and commercialization of zilebesiran outside of the U.S. Roche made an upfront payment of $310.0 million and in April 2024 we achieved the development milestone associated with the dosing of the first patient in the KARDIA-3 Phase 2 clinical trial and received a $65.0 million development milestone payment from Roche. In September 2025, we achieved the development milestone associated with dosing the first patient in the ZENITH Phase 3 clinical trial and received a $300 million development milestone payment from Roche. In addition, we are eligible to receive up to an additional $2.15 billion in contingent payments based on the achievement of specified development, regulatory and sales-based milestones. We are responsible for forty percent (40%), and Roche is responsible for sixty percent (60%), of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche share equally (50/50) all costs incurred in connection with development activities that are conducted primarily to support regulatory approval of zilebesiran in the U.S. if incremental development activities are needed. Roche will be solely responsible for costs incurred in connection with commercialization of zilebesiran outside of the U.S. and will pay us tiered, low double digit royalties based on net sales of zilebesiran on a country-by-country basis outside of the U.S. during the royalty term. We and Roche will share equally (50/50) profits and losses (including commercialization costs) of zilebesiran in the U.S.
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
Under the terms of the Regeneron Collaboration, we are working exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases and a select number of target genes expressed in the liver for an initial research period, which we refer to as the Initial Research Term. The Initial Research Term will expire in May 2026.
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
Sanofi. We formed a broad strategic alliance with Sanofi in 2014. In January 2018, we and Sanofi amended our 2014 collaboration and entered into the Exclusive License Agreement, referred to as the Exclusive TTR License, under which we were granted exclusive rights to pursue the further global development and commercialization of TTR products, including ONPATTRO, AMVUTTRA and certain back-up products, and the ALN-AT3 Global License Terms, referred to as the AT3 License Terms, under which Sanofi has the exclusive right to pursue the further global development and commercialization of Qfitlia and certain back-up products. Under the Exclusive TTR License, Sanofi is eligible to receive (i) royalties up to 25% increasing over time, based on annual net sales of ONPATTRO in territories excluding the U.S., Canada and Western Europe, provided royalties on annual net sales of ONPATTRO in Japan were set at 25% beginning at the effective date of the Exclusive TTR License and (ii) tiered royalties on global annual net sales of AMVUTTRA across all indications in the following tiers: 15% of global annual net sales of $0 to $150.0 million; 17.5% of global annual net sales greater than $150.0 million to $300.0 million; 20% of global annual net sales greater than $300.0 million to $500.0 million; 25% of global annual net sales greater than $500.0 million to $1.50 billion; and 30% of global annual net sales in excess of $1.50 billion. In April 2019, we and Sanofi amended and restated the AT3 License Terms to modify certain of the business terms. The material collaboration terms for Qfitlia were unchanged. Under the amended and restated AT3 License Terms, we are eligible to receive tiered royalties on global annual net sales of Qfitlia by Sanofi, its affiliates and its sublicensees. The royalty tiers and amounts that we are eligible to receive on global annual net sales of Qfitlia are the same as the royalty tiers and amounts that we owe to Sanofi on global annual net sales of AMVUTTRA.
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
Strategic Financing Collaboration
The Blackstone Group Inc. In April 2020, we entered into a strategic financing collaboration with certain affiliates of Blackstone to accelerate our advancement of RNAi therapeutics. As part of the collaboration, Blackstone provided us with $1.00 billion to acquire 50% of royalties and 75% of commercial milestones payable to us in connection with sales of Leqvio and agreed to provide up to $150.0 million in funding towards the development of vutrisiran and zilebesiran pursuant to a co-development agreement that was executed in August 2020. In November 2021, Blackstone opted in to Phase 2 clinical trial funding of zilebesiran and has funded $26.0 million in Phase 2 development costs of zilebesiran. In February 2025, Blackstone opted in to fund up to $54.0 million of Phase 3 clinical trial development costs for zilebesiran. As consideration for Blackstone’s funding under the co-development agreement, we have agreed to pay Blackstone Life Sciences fixed success-based payments upon achievement of specific milestones for vutrisiran and zilebesiran, as well as a 1% royalty on net sales of vutrisiran for ten years. Please see Note 9, Liabilities Related To The Sale Of Future Royalties And Development Funding, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional details on our transaction with Blackstone, including its ongoing financial and accounting impact on our business.
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
Below is a brief description of certain of our other collaboration and license agreements.
PeptiDream, Inc. In July 2021, we entered into a license and collaboration agreement with PeptiDream to discover and develop peptide-siRNA conjugates to create multiple opportunities to deliver RNAi therapeutics to tissues outside the liver. Through this collaboration, we are collaborating with PeptiDream to select and optimize peptides for targeted delivery of small siRNA molecules to a wide range of cell types and tissues via specific interactions with receptors expressed on the target cells. In December 2025, PeptiDream announced the achievement of a preclinical development milestone as part of the collaboration.
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
In connection with our EMA approval on August 26, 2018, the EMA granted ONPATTRO marketing exclusivity and orphan drug exclusivity, or ODE, until August 26, 2028.

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
In connection with its FDA approval on June 13, 2022, AMVUTTRA received new chemical entity, or NCE, exclusivity until June 13, 2027. AMVUTTRA was also granted ODE for hATTR-PN until June 13, 2029, and for ATTR-CM until March 20, 2032 (this date is not yet updated in the FDA’s administrative databases).
On September 15, 2022, the EMA approved AMVUTTRA for the treatment of hATTR-PN, and subsequently extended the indication to ATTR-CM in June 2025. In connection with these approvals, AMVUTTRA benefits from eight years of data exclusivity, which expires on September 16, 2030; ten years of market protection, which expires on September 16, 2032; and ten years of orphan market exclusivity, which expires on September 16, 2032.

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
In addition, in connection with our FDA approval on November 23, 2020, the FDA granted OXLUMO ODE until November 23, 2027. In connection with our EMA approval on November 19, 2020, the EMA granted OXLUMO Marketing Exclusivity and ODE until November 19, 2030.

Trademarks
We file trademarks to protect our corporate brand and our products. Typically, we file trademark applications in the U.S., Europe and elsewhere in the world as appropriate. In addition to multiple pending trademark applications in the U.S. and other major countries, we have registered trademarks in the U.S., including but not limited to Alnylam® and the Alnylam logo, as well as AMVUTTRA® and the AMVUTTRA logo, ONPATTRO® and the ONPATTRO logo, GIVLAARI® and the GIVLAARI logo and OXLUMO® and the OXLUMO logo.
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
Companies working on chemically synthesized siRNAs include but are not limited to ADARx Pharmaceuticals, Inc., or ADARx, Amgen Inc., Argo Biopharmaceutical Co., Ltd., or Argo, Aro Biotherapeutics, Arrowhead Pharmaceuticals, Inc., or Arrowhead, AstraZeneca plc, or AstraZeneca, Dyne Therapeutics, Inc., Eli Lilly and Company, GlaxoSmithKline plc, Novartis, Novo Nordisk A/S, or Novo Nordisk, SanegeneBio, Sarepta Therapeutics, Inc., Silence Therapeutics plc, Takeda Pharmaceutical Company Ltd., and Wave Life Sciences Ltd., as well as our collaborators Regeneron, Roche, Sanofi and Vir.
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
hATTR Amyloidosis with Polyneuropathy (hATTR-PN). In addition to ONPATTRO and AMVUTTRA, currently approved therapies to treat hATTR-PN include WAINUA (eplontersen) marketed by Ionis and AstraZeneca, and TEGSEDI (inotersen, not available in the U.S.) marketed by Ionis. There are a number of product candidates in clinical development for the treatment of hATTR-PN, including nexiguran ziclumeran (nex-z, formerly NTLA-2001) which is being developed by Intellia Therapeutics, Inc., or Intellia, and Regeneron and is in Phase 3 clinical development; and ART-001 which is being developed by Accuredit Therapeutics and is in Phase 2 clinical development (China only); and YOLT-201 which is being developed by YolTech Therapeutics Co., Ltd., or YolTech, and is planned for Phase 3 clinical development after recent completion of its Phase 2 clinical study (China only).
ATTR Amyloidosis with Cardiomyopathy (ATTR-CM). In addition to AMVUTTRA, currently approved therapies to treat ATTR-CM include VYNDAQEL/VYNDAMAX (tafamidis) marketed by Pfizer Inc. and ATTRUBY (acoramidis) marketed by BridgeBio Pharma, Inc., or BridgeBio in the U.S. and Beyonttra (acoramidis) marketed by Bayer AG in Europe and Alexion Pharmaceuticals, Inc., a subsidiary of AstraZeneca, or Alexion, in Japan. Additionally, there are a number of other product candidates in clinical development, including WAINUA (eplontersen), which is being developed by AstraZeneca and Ionis and is in Phase 3 clinical development, nexiguran ziclumeran (nex-z, formerly NTLA-2001) which is being developed by Intellia and Regeneron and is in Phase 3 clinical development; cliramitug (formerly ALXN2220/NI006) which is being developed by Neurimmune AG and Alexion and is in Phase 3 clinical development; coramitug (NNC-6019-0001) which is being developed by Novo Nordisk and is in Phase 3 clinical development; ART-001 which is being developed by Accuredit

Therapeutics and is in Phase 2 clinical development (China only); YOLT-201 which is being developed by YolTech and is in Phase 2 clinical development (China only); AT-02 which is being developed by Attralus, Inc. and is in Phase 1 clinical development; and BPR-30221616 which is being developed by Chengdu Beite Pharma and is in Phase 1 clinical development (China only).
Acute Hepatic Porphyria. GIVLAARI is currently the only approved therapy for prophylactic treatment of AHP in the U.S. and EU. Nevertheless, Recordati S.p.A has two products, PANHEMATIN and NORMOSANG, that are approved in the U.S. and EU, respectively, for the treatment of acute porphyria attacks, and some physicians may prescribe these therapies off-label for the prophylactic treatment of AHP.
Primary Hyperoxaluria. In addition to OXLUMO, Novo Nordisk’s RIVFLOZA (nedosiran) is approved in the U.S. for treatment of PH1 to lower urinary oxalate levels in children nine years of age and older and adults with relatively preserved kidney function. Other currently used treatments include hyper-hydration, vitamin B6, oral citrate, and dual liver/kidney transplantation. Transplantation is a costly and invasive procedure and carries significant morbidity and mortality risk. In addition, several companies have investigational drugs in clinical development for the treatment of primary hyperoxaluria, including stiripentol which is being developed by Biocodex, Inc. in collaboration with M8 Pharmaceuticals, Inc.; ABO-101 which is being developed by Arbor Biotech and Chiesi Group; and YOLT-203 which is being developed by YolTech (China only). We believe that these approved products and product candidates, if approved, could compete with OXLUMO.
Hypercholesterolemia. In addition to Leqvio, several companies have approved products for the treatment of hypercholesterolemia, including Amgen Inc. (REPATHA), Sanofi S.A. (PRALUENT), Amarin Corporation (VASCEPA), Esperion Therapeutics, Inc. (NEXLETOL), and Regeneron (EVKEEZA). In 2025, regulatory approvals were granted for two PCSK9 inhibitors for the treatment of primary hypercholesterolemia, including U.S. FDA approval of lerodalcibep (LEROCHOL) from LIB Therapeutics, LLC and Chinese NMPA approval of recaticimab from Jiangsu Hengrui Pharmaceuticals Co., Ltd. There are also several companies with investigational drugs in varying stages of clinical development for the treatment of hypercholesterolemia, including Merck & Co., Inc., Jiangsu Hengrui Pharmaceuticals Co., Ltd., AstraZeneca, Arrowhead, Ahn-Gook Pharmaceuticals Co., Ltd., AddPharma, Inc., Hasten Biopharmaceutical Co., Ltd., Visirna Therapeutics HK Limited, and Verve Therapeutics, Inc.
Hemophilia. In addition to Qfitlia, there are several approved products for the treatment of hemophilia, including: Factor VIII replacement products, Factor IX replacement products, factor replacement products with extended half-lives, anti-TFPI products and a bispecific antibody that mimics Factor VIII. For the treatment of individuals with inhibitors, there is an approved Factor VIIa replacement product, two anti-TFPI products, an activated prothrombin complex concentrate, as well as a bispecific antibody that mimics Factor VIII. In addition, new, innovative molecules have been approved or are currently in development for treatment of hemophilia A and B, both with and without inhibitors. BioMarin’s ROCTAVIAN is approved for the treatment of Hemophilia A. ROCTAVIAN is a gene therapy that uses virus-like particles to deliver a functional section of a particular gene into the liver cells of a person with hemophilia. A number of companies are also actively developing similar gene therapy products for the treatment of hemophilia. We believe that these approved products and product candidates compete with Qfitlia.
Hypertension. There are multiple approved hypertension treatments, including angiotensin-converting enzyme inhibitors, angiotensin II receptor blockers, calcium channel blockers, diuretics, beta blockers, mineralocorticoid receptor antagonists, and Idorsia Pharmaceuticals Ltd.’s Tryvio. Several companies have treatments in development for uncontrolled or resistant hypertension. Aldosterone synthase inhibitors, or ASIs, have emerged as a new class of therapeutics, with AstraZeneca and Mineralys Therapeutics Inc. submitting NDAs to the FDA for baxdrostat and lorundrostat, respectively. Additionally, AstraZeneca and Boehringer Ingelheim International GmbH are both investigating ASIs in combination with SGLT2 inhibitors in patients with hypertension and other comorbidities. There are also angiotensinogen-targeting siRNAs in development from Argo (in collaboration with Novartis), ADARx and Sanegene (in collaboration with Innovent Biologics, Inc.). We believe that these approved products and product candidates could compete with zilebesiran, if zilebesiran receives regulatory approval.
Myasthenia Gravis. In addition to standard symptomatic or broad immunosuppressive therapies such as pyridostigmine, corticosteroids, azathioprine, and mycophenolate mofetil, several targeted products have been approved for the treatment of generalized myasthenia gravis, or gMG. These include complement C5 inhibitors such as SOLIRIS and ULTOMIRIS (Alexion) and ZILBRYSQ (UCB S.A.), as well as neonatal Fc receptor inhibitors including VYVGART (argenx SE), RYSTIGGO (UCB S.A.), and IMAAVY (Johnson & Johnson). UPLIZNA (Amgen Inc.), a CD19-targeted B-cell-depleting antibody, is also approved for the treatment of gMG. Several companies have assets in late-stage clinical development for gMG, including Alexion (gefurulimab), Novartis (remibrutinib), and EMD Serono, Inc. (cladribine). We believe that these approved products and product candidates could compete with cemdisiran, if cemdisiran receives regulatory approval.
Regulatory Matters
U.S. Regulatory Considerations
The research, testing, approval, manufacture and marketing of drug products and their delivery systems, as well as their pricing (including discounts and rebates) and price reporting are extensively regulated in the U.S. and the rest of the world. In the U.S., drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FDCA, and other federal and state statutes and regulations govern, among other things, the research, development, testing, approval, manufacture, storage, record keeping, reporting, labeling, advertising, promotion, marketing, import, export, and distribution of drug products. Regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted by the FDA or comparable foreign regulations, or if guidance or interpretations will change. Failure to comply with the applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and the inability to obtain or maintain required approvals to test or market drug products. These sanctions could include, among other things, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, exclusion from participation in government programs or contracts, clinical holds, injunctions, fines, civil penalties or criminal prosecution.
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
•satisfactory completion of a pre-approval FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with current good manufacturing practices, or cGMP; and
•FDA review and approval of the NDA (or supplemental NDA for approved products).
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
The cost of preparing and submitting an NDA is substantial. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by an application fee. For fiscal year 2026, the application fee for each NDA requiring clinical data is approximately $4.7 million. The PDUFA also imposes an annual program fee for each approved prescription drug product, which has been set at approximately $442,000 for fiscal year 2026. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers, reductions and exceptions are available in certain circumstances. Additionally, no application fees are assessed on NDAs for products designated as orphan drugs, unless the NDA also includes a non-orphan indication.
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
Abbreviated Applications and 505(b)(2) Applications
Once an NDA is approved, the product covered thereby becomes a reference listed drug that can, in turn, be relied upon by potential competitors in support of approval of an abbreviated NDA, or ANDA, or a 505(b)(2) application. An ANDA generally provides an abbreviated approval pathway for a drug product that has the same active ingredients in the same strength, dosage form and route of administration as the listed product, has been shown to be bioequivalent to the listed product, and has the same labeling as the listed product (subject to certain exceptions). The application is “abbreviated” because it need not include nonclinical or clinical data to demonstrate safety and effectiveness and may instead rely on the FDA’s previous finding that the brand drug, or reference drug, is safe and effective. Drugs approved via an ANDA are commonly referred to as generics and can often be substituted by pharmacists under prescriptions written for the original listed drug. A 505(b)(2) application is a type of NDA that contains full reports of investigations of safety and effectiveness, where at least some of the information required for approval comes from studies not conducted by or for the applicant, and for which the applicant has not obtained a right of reference. Such applications often are submitted for changes to previously approved drug products.

The acceptance and approval of ANDAs and 505(b)(2) applications can be delayed by patents and non-patent exclusivity covering the listed drug. Federal law provides a five-year period of NCE exclusivity following approval of a drug that contains a NCE that has not been previously approved by the FDA. If a listed drug has NCE exclusivity, ANDAs and 505(b)(2) applications referencing the listed drug cannot be submitted to the FDA for five years following the approval of the listed drug unless the application contains a certification challenging a listed patent, i.e., a paragraph IV certification (discussed further below), in which case the ANDA or 505(b)(2) application may be submitted four years following approval of the listed drug. Federal law also provides for a period of three years of exclusivity following approval of a listed product that is not an NCE, if the application contains the results of new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant and essential to the approval of the application. This three-year exclusivity covers only the conditions of approval for which the new clinical investigations were essential, such as a new dosage form or indication. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and clinical trials necessary to demonstrate safety and effectiveness.
NDA applicants and NDA holders must provide information about certain patents claiming their drugs, or methods of use of the drug that is the subject of the NDA, for listing in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly referred to as the “Orange Book.” When an ANDA or 505(b)(2) application is submitted, it must contain one of several possible certifications regarding each of the patents listed in the Orange Book for the reference drug. For a method-of-use patent, however, the applicant can submit a statement that it is not seeking approval of a use claimed by the patent instead of making a certification. These certifications (and statements) affect when the FDA can approve the ANDA or 505(b)(2) application. If the ANDA or 505(b)(2) applicant certifies that it does not intend to market its product before a listed patent expires (i.e., a Paragraph III certification), then the FDA will not grant effective approval of the ANDA or 505(b)(2) application until the relevant patent expires. An ANDA or 505(b)(2) applicant may also certify that a listed patent is invalid, unenforceable, or will not be infringed by its proposed product, and thus that it is seeking approval prior to patent expiration (i.e., a Paragraph IV certification). Within 20 days of the FDA’s acceptance of an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must notify the NDA holder and patent owner that the application has been submitted, and provide the factual and legal basis for the applicant’s opinion that the patent is invalid, unenforceable, or not infringed. The NDA holder or patent holder may then initiate a patent infringement suit in response to the Paragraph IV notice. If this is done within 45 days of receiving notice of the Paragraph IV certification, a 30-month stay of the FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The FDA may approve the proposed product before the expiration of the 30-month stay only if a court finds the patent invalid or not infringed, and the court may shorten or lengthen the 30-month stay under certain limited circumstances.
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
Under the FDA’s regulations, a designated orphan drug may not receive orphan drug exclusivity for a use that is broader than the indication for which it received orphan drug designation and regulatory approval. However, a 2021 decision by the U.S. Court of Appeals for the Eleventh Circuit in Catalyst Pharmaceuticals, Inc. v. Becerra adopted a broader interpretation of the scope of orphan drug exclusivity, holding that orphan drug exclusivity prevents the FDA from approving another marketing application for the same drug for the same orphan-designated disease or condition for a period of seven years. Although the FDA announced in January 2023 that it will not apply the Catalyst decision beyond the facts at issue in that case, in 2025 a federal district court in Neurelis, Inc. v. Brenner struck down another FDA approval, adopting the same interpretation of orphan drug exclusivity as the Eleventh Circuit. The FDA has appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. Legislation has been introduced, but has not been passed, that would codify the scope of orphan drug exclusivity set forth in the FDA’s regulations, rather than the interpretation adopted by the Eleventh Circuit in Catalyst.
In addition, orphan drug exclusivity may be lost if the FDA later determines that the orphan drug designation request was materially defective or if the manufacturer is unable to ensure the availability of sufficient quantities of the drug to meet the needs of patients with the rare disease or condition, or if the manufacturer chooses to provide consent to approval of other applications.
Pediatric Study Plans
The FDCA requires that a sponsor planning to submit an NDA for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit a pediatric study plan to the FDA outlining the proposed pediatric study or studies they plan to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time. Drugs with orphan drug designation are exempt from these requirements to the extent that the indication being sought under the marketing application is within the scope of the designated orphan use.
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
The FDA may grant a product fast track designation if it is intended for the treatment of a serious or life-threatening disease or condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need for such disease or condition. For fast track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a fast track product’s application before the application is complete in some circumstances. Fast track designation may be rescinded if the FDA believes that the product no longer meets the qualifying criteria.
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
The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, prevention, or diagnosis of such condition. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and it shortens the FDA’s goal for taking action on a marketing application from ten months to six months from filing.
Separate from the FDA’s priority review program, in 2025 the FDA created a new Commissioner’s National Priority Voucher, or CNPV, pilot program. A CNPV may be granted to products with significant potential to address certain national health priorities, which include: (i) addressing a large unmet medical need, (ii) delivering innovative cures, (iii) onshoring drug development and manufacturing, (iv) increasing affordability, or (v) addressing a U.S. public health crisis. The FDA has said it will review marketing applications for drugs with a CNPV within approximately one to two months following filing of a complete application, though the agency retains full discretion to extend the review time if the data or application components submitted are insufficient or incomplete, if the results of pivotal trial(s) are ambiguous, or if the review is particularly complex. In addition, applications filed with a CNPV will be evaluated by a multi-disciplinary review committee led by the FDA’s Office of the Chief Medical and Scientific Officer, and the FDA will also provide enhanced communication with companies throughout the development and review process.

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
For products granted accelerated approval, the FDA generally requires sponsors to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. The Food and Drug Omnibus Reform Act of 2022 gave the FDA the authority to require, as appropriate, a post-approval study to be underway prior to granting accelerated approval. Failure to conduct required post-approval studies with due diligence, failure to confirm a clinical benefit during the post-approval studies, or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product approval on an expedited basis. All promotional materials for products approved under accelerated approval are subject to prior review by the FDA unless the FDA informs the sponsor otherwise.
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
In order to receive a rare pediatric disease priority review voucher, the product must receive designation from the FDA as a drug for a rare pediatric disease prior to submission of the marketing application. In addition to receiving rare pediatric disease designation, in order to receive a rare pediatric disease priority review voucher upon NDA approval, the application must be granted priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a drug that does not include a previously approved active ingredient. Rare pediatric disease designation does not guarantee that the sponsor will receive a PRV. If awarded, the PRV may be transferred unlimited times before the PRV is used. The rare pediatric disease PRV program was initially created in 2012, and Congress extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026 for a drug that receives rare pediatric disease designation by September 30, 2024. Although legislation to extend the rare pediatric disease PRV program has been proposed, Congress has not yet, and may never, pass a bill to reauthorize the program and extend the sunset dates.
Pharmaceutical Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we obtain regulatory approval. In the U.S. and other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other organizations is critical to the commercial success of our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to cover our costs, including research, development, manufacture, sale and distribution, and otherwise realize a sufficient return on our investment.
Within the U.S., no uniform policy for coverage and reimbursement exists across all payors. Coverage and reimbursement can differ significantly from payor to payor and may be subject to change at any time. Third-party payors are increasingly seeking to control drug costs by examining the cost effectiveness of products and services in addition to their safety and efficacy; managing drug utilization and challenging the price of drugs. Factors third party payors may consider in determining reimbursement include, among others, the extent to which the product and/or the use of the product is:
•a covered benefit under a health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•clinically superior or therapeutically advantageous compared to other products;
•cost-effective; and

•neither experimental nor investigational.
Third-party payors may limit coverage of product by, for example, only covering specific products on an approved list, or formulary, which might not include all of the FDA approved indications for a particular product. Some third-party payors may manage utilization of a particular product by requiring pre-approval (known as “prior authorization”) for coverage of particular prescriptions (to allow the payor to assess medical necessity) or otherwise restricting coverage of a product even if used consistent with its approved indication.
There may be significant delays in obtaining coverage for newly approved drugs. Obtaining coverage and reimbursement approval from third-party payors is often a time consuming and costly process that may require us to provide supporting scientific, clinical and cost-effectiveness data, including results from additional pharmacoeconomic studies not required for FDA approval, to each third-party payor. There is no guarantee that we will be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement, and any coverage we do obtain could be more limited than the purposes for which the product is approved by the FDA. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on lower-cost drugs that are already marketed, covered, and reimbursed. Coverage policies, third-party reimbursement rates and pharmaceutical pricing regulations may change at any time. Even if favorable coverage and reimbursement status is attained for one or more new products, less favorable coverage policies and reimbursement rates may be implemented in the future.
In order for our products to be eligible for coverage under certain government health care programs, we are required to certify and submit complex pricing calculations to federal agencies and also to offer discounts to government programs as well as government and private purchasers, with potentially significant penalties for non-compliance.
•Our products are eligible to be reimbursed by Medicaid because we participate in the Medicaid Drug Rebate Program and pay a rebate for each unit of product reimbursed by state Medicaid programs. The amount of the rebate for each product is set by law and includes an additional discount if certain reported prices increase faster than inflation. State Medicaid programs and Medicaid managed care plans can seek additional “supplemental” rebates from manufacturers in connection with favorable coverage (e.g., positioning on formularies).
•We submit a calculated “average sales price” for our products under Medicare Part B. Manufacturer price reporting requirements in connection with government programs such as the Medicaid Drug Rebate Program and Medicare Part B are often ambiguous and continue to evolve. For example, as of 2026, there are changes in “average sales price” regulations related to “bona fide service fees,” including a required service vendor certification that service fees are not passed on to providers, and the mandatory submission of the manufacturer’s reasonable assumptions used in calculating “average sales price.” We participate in Medicare Part D discount programs in order for our products to be eligible for coverage under Medicare Part D. Effective January 1, 2025, a new manufacturer discount program took effect, requiring manufacturers to pay a rebate of 10% of the reimbursement in the initial phase of the Part D benefit and 20% in the catastrophic phase of the benefit. Additionally, as the result of recent changes, drug utilization under Medicare Part B and Part D may be subject to an additional discount if the pricing increases more than inflation.
•We also offer discounts on our products to federal agency purchasers under the Federal Supply Schedule, or FSS. FSS participation is required for a drug product to be covered and reimbursed by certain federal agencies and for coverage under Medicaid, Medicare Part B and the Public Health Service, or PHS, 340B drug pricing program. FSS pricing is determined based, in part, on manufacturer-reported prices and is further negotiated periodically with the Department of Veterans Affairs. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than the rate of inflation.
•To maintain coverage of drugs under the Medicaid Drug Rebate Program and Medicare Part B, we extend discounts (generally based on Medicaid Drug Rebate Program pricing submissions) to certain purchasers under the PHS 340B drug pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.
Changes to these government programs could affect our business. Further, our price reporting obligations continue to evolve, and are often subject to interpretation by agencies and courts. For instance, the PHS 340B drug pricing program continues to be subject to legal and regulatory activity, including litigation, at the federal and state levels, and any related developments could impact the scope of the program and our obligation to offer discounts. Continued expansion of the PHS 340B drug pricing program and growth of entities claiming entitlement to 340B pricing could impact our revenue.
Price concessions may also need to be offered to private third party payors to obtain favorable coverage or to purchasers to achieve sales. In the U.S., we have entered into value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real-world setting comparable to those demonstrated in our clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Consolidation in the health insurance industry has increased the leverage of large insurers and pharmacy benefit managers, or PBMs, in pricing and other negotiations and increased price or other concessions that we must offer on our products could potentially and adversely impact product sales, business and results of operations. Local governments and private purchasers, such as hospitals or health systems, are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare purchasing programs. These measures could reduce the demand for our products, once approved, or put pressure on our product pricing. In addition, we have stated publicly that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers absent a significant value driver.
Patient cost for covered products may also affect demand for our products. Third party payors are increasingly adopting policies that increase out-of-pocket costs, such as copayments and deductibles, for patients. In the U.S., to help patients access and afford our approved products, we utilize patient support programs that provide financial assistance to patients with commercial insurance to cover the cost of copayments and deductibles. Actions by some third party payors to leverage such financial assistance to reduce payor costs (e.g., by excluding such assistance from annual limitations on member cost-sharing) have been the subject of regulatory action and litigation. Actions that restrict or limit the impact of such financial assistance could reduce demand for our products and have a material adverse effect on our sales, business, and financial condition.
In the U.S., healthcare and pharmaceutical pricing have been the subject of reform efforts and the federal government continues to propose and implement significant and wide-ranging reforms. Drug pricing and reimbursement reform have been a particular area of focus. At the federal level, for example, the Inflation Reduction Act, or IRA, includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D such as the following:
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
•The IRA delays the rebate rule that would require pass through of PBM rebates to beneficiaries.
•The IRA authorizes the Centers for Medicare & Medicaid Services, or CMS, to engage in price negotiations with manufacturers of certain high-spend Medicare Part B and Part D products. The negotiated prices will be capped at a statutorily determined ceiling price. There are certain statutory exemptions from the drug price negotiation program, such as for a drug that has one or more orphan drug designations and is approved only for an indication or indications within the scope of such designations.
Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The impact of the IRA on the pharmaceutical industry is significant and ongoing. Beyond the IRA, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.
Under the current presidential administration, there has been significant reform activity focused on drug pricing and reimbursement. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA, accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs, and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S., and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A future website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels has also been announced. Federal agencies are developing new drug pricing pilot programs, such as the GENEROUS model which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model.

Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured patients.
At the state level, regulators have increasingly enacted laws and other legal reforms designed to control pharmaceutical product pricing. Some of these measures include upper payment limits on state-regulated payers; regulating product access, copayment assistance, and marketing; imposing drug price, cost, and marketing disclosure and transparency requirements; permitting importation from other countries; and encouraging bulk purchasing. For example, on January 5, 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation proposal, the first step toward Florida facilitating importation of certain prescription drugs from Canada. States are also increasingly expanding or changing Medicaid supplemental rebate programs to secure additional rebates from manufacturers in exchange for drug coverage. These and other future state-level reform activities could negatively affect Medicaid coverage and reimbursement for our products. We cannot predict how further developments of or changes to these policies and rules will affect our business.
Healthcare Fraud and Abuse
We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws such as the federal Anti-Kickback Statute and the federal civil False Claims Act, or FCA. These laws regulate our interactions with healthcare providers, including prescribers, patients, third party payors and other individuals and entities in the healthcare space, and our government reporting of drug pricing and product information.
Federal and state anti-kickback laws generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other healthcare-related business. For example, the federal Anti-Kickback Statute prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting or receiving any bribe, kickback or other remuneration intended to induce the referral of patients for, or the purchase, order or recommendation of, healthcare products and services reimbursed by a federal healthcare program, including Medicare and Medicaid. In addition to the federal Anti-Kickback Statute, there are other federal statutes that prohibit kickbacks. For example, another federal healthcare anti-kickback statute prohibits certain payments related to referrals of patients to certain providers (such as clinical laboratories) and applies to services reimbursed by private health plans as well as government health care programs. Additionally, many states have their own laws that are analogous to the federal Anti-Kickback Statute, but vary in scope and may apply regardless of whether any federal or state healthcare program business is involved.
Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the FCA imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program, including Medicaid and Medicare. Some suits filed under the FCA, known as “qui tam” actions, can be brought by a “whistleblower” or “relator” on behalf of the government, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, providing inaccurate reporting regarding pricing or other product data in connection with their government price reporting, or by engaging in off-label promotion with customers that file claims. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed private health insurance. Sanctions under these federal and state fraud and abuse laws may include civil monetary penalties and criminal fines, exclusion from government healthcare programs and imprisonment.
Other laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers, require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”), and/or require registration of pharmaceutical representatives. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Manufacturers must also submit information to the FDA on the identity and quantity of drug samples requested and distributed by a manufacturer during each year.
Violations of federal and state fraud and abuse and other laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and/or exclusion from federal health care programs (including Medicare and Medicaid). Exclusion of a manufacturer would preclude any federal health care program from paying for its products.
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
EU Regulatory Considerations
In the EU, medicinal products are subject to comprehensive pre- and post-market regulation by both EU and national authorities, ensuring oversight of authorization, safety, efficacy, quality, and ongoing monitoring. Recent reforms introduced through the EU Pharma Package and the proposed Biotech Act bring significant changes, including streamlined authorization procedures, enhanced measures for access and affordability, stricter management of medicine shortages, strengthened post-market surveillance, and new requirements addressing environmental and ethical considerations. These initiatives are designed to modernize and harmonize medicines regulation, facilitate patient access to innovative therapies, and provide robust oversight of emerging technologies across the EU.
The legislative process for the EU Pharma Package began with the European Commission’s proposal in April 2023, followed by the development of positions by the European Parliament and the Council. This culminated in Trilogue negotiations, with a political agreement reached in December 2025. The agreed text now awaits formal adoption by both the Parliament and Council, after which it will be published in the Official Journal of the EU. The new Directive and Regulation will then enter into force following a transition period of 18 to 36 months, ultimately modernizing EU pharmaceutical law to better support innovation, access, and supply. Under the agreed EU Pharma Package, companies launching new medicines will benefit from eight years of data protection and one year of market exclusivity, with a possible additional year for innovative products meeting specific criteria. The package empowers EU countries to require adequate supply of protected medicines to meet patient needs and introduces safeguards to prevent misuse for parallel trade. It provides an intellectual property exemption for generic manufacturers to prepare for immediate market entry post-patent expiry, extends this to procurement submissions, and establishes a transferrable exclusivity voucher to incentivize development of priority antibiotics, with a “blockbuster clause” limiting its use for products exceeding €490 million in annual sales.
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
For those medicinal products for which the centralized procedure is not mandatory, the applicant must submit MAAs to the national medicines regulators through one of three procedures: (1) a national procedure, which results in a marketing authorization in a single EU member state; (2) the decentralized procedure, in which applications are submitted simultaneously in two or more EU member states and a reference member state is appointed to lead the scientific assessment; and (3) the mutual recognition procedure, which must be used if the product has already been nationally authorized in at least one EU member state which assumes the role as the reference member state, and the marketing authorization holder wishes to obtain a marketing authorization for the same product in at least one other member state. The concerned member states may refuse to accept the assessment of the reference member state in the decentralized procedure and the mutual recognition procedure where there are grounds related to a serious risk to public health. A national procedure applies where the medicinal product is to be marketed in only one member state and the product does not fall within the mandatory centralized assessment procedure.
Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days. However, this timeline excludes clock stops, when additional written information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically may take a year or more. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major interest for public health and therapeutic innovation. Typically, the justification could present the arguments to support the claim that the medicinal product addresses a significant extent the unmet medical needs where there exists the absence or insufficiency of an appropriate alternative therapeutic approach for the disease to be treated and anticipation of high therapeutic benefit of the new product. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. The EMA granted an accelerated assessment for patisiran, which was approved in the EU in August 2018 under the centralized procedure.
There is an increasing trend in the EU towards greater transparency in the decision-making to allow for greater access to documents held by regulatory authorities in relation to evaluation of medicinal products. While the manufacturing or quality information is currently generally protected against disclosure as it is treated as commercially confidential information, there exists a presumptive public interest right to access the nonclinical and clinical information contained in marketing authorization dossiers, including the full clinical study reports, in response to freedom of information requests after the marketing authorization has been granted. As of October 2016, the EMA began proactively publishing clinical data (including clinical study reports) on the agency’s website following the grant, denial or withdrawal of an MAA for a centralized marketing authorization, subject to procedures for limited redactions and protection against unfair commercial use.
Data Exclusivity
MAAs for generic medicinal products do not need to include the results of preclinical studies and clinical trials, but instead can refer to such data included in the marketing authorization of a reference product for which regulatory data exclusivity has expired. Where a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic MAAs referring to the data of that product will not be accepted by the regulatory authorities, and a further two years of marketing protection, during which such generic products, even if approved, may not be placed on the market until the full 10-year protection period has expired. The 10-year protection period may be extended to 11 years if during the first eight years of the product’s authorization, one or more new therapeutic indications with significant clinical benefit over existing therapies are approved. This period of exclusivity will be reduced under the EU package as described above.
There is a special regime for approval of biosimilars, or biological medicinal products that are considered to be similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical studies or clinical trials must be provided, and guidelines from the EMA detail the type of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. In the absence of dedicated guidelines, biosimilar applicants may seek scientific advice from the EMA to inform their non-clinical and clinical development strategies.
Orphan Medicinal Products
The EMA’s Committee for Orphan Medicinal Products, or COMP, may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication or where no satisfactory method of diagnosis, prevention or treatment of such condition exists. Following a positive opinion by the COMP, the EC adopts a decision granting orphan status. The COMP will reassess orphan status in parallel with EMA review of an MAA and orphan status may be withdrawn at that stage if it no longer fulfills the orphan criteria (for instance because in the meantime a new product was approved for the indication and no convincing data are available to demonstrate a significant benefit over that product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorization. During this period, the competent authorities may not accept or approve a similar medicinal product for the same approved therapeutic indication, unless (i) the second medicinal product is safer, more effective or otherwise clinically superior to the authorized orphan product; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met at the end of the fifth year of approval, including where it is shown that the product is sufficiently profitable not to justify maintenance of orphan designation. Patisiran, approved in the EU in August 2018, givosiran, approved in the EU in March 2020, lumasiran, approved in the EU in November 2020, as well as vutrisiran, approved in the EU in September 2022 and fitusiran have been granted orphan medicinal product designation.
Post-Approval Controls
The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product, including the assessment of the effectiveness of those activities and interventions. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

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
Manufacturing
Medicinal products may only be manufactured in the EU, or imported into the EU from another country, by the holder of a manufacturing authorization from the competent national authority. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with EU standards of cGMP and the requirements of the marketing authorization before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with cGMP. Testing and certification on importation is exempted where there exists a Mutual Recognition Agreement between the exporting country and the EU.
Pricing and Reimbursement
Governments in the EU influence the pricing of medicinal products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be accessed in the respective national health systems once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to determine their own prices for medicines, but closely monitor and control company profits to manage overall healthcare expenditures. The downward pressure to contain healthcare costs in general, particularly prescription medicines, has intensified across EU member states. In addition to an assessment of cost-effectiveness, the national health systems may consider whether market access is affordable and the overall budgetary impact. As a result, increasingly high barriers are being erected to the entry of new products.
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
Manufacturing
To date, we have manufactured limited supplies of drug substance for use in IND-enabling toxicology studies in animals and clinical trials at our own facilities, as well as patisiran formulated bulk drug product. We have contracted with several third-party contract manufacturing organizations, or CMOs, for the supply of drug substance, drug product and finished goods to meet our needs for preclinical toxicology studies, clinical and commercial supply. We expect to continue to rely on third-party CMOs for the supply of drug substance and drug product, including for AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, as well as other product candidates, for the next several years, including the launch of our additional product candidates and to supply the needs of our collaborators. Commercial drugs will need to be manufactured in facilities, and by processes, that comply with FDA regulations and other federal, state and local regulations, as well as comparable foreign regulations.
In 2015, we amended our manufacturing services agreement with Agilent Technologies, Inc., or Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients, or API, required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. In 2020, we amended our commercial supply agreement with Agilent to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the API for certain of our commercial products. Under these agreements, we are required to provide forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order. Agilent is required to reserve sufficient capacity to ensure that it can supply products in the amounts specified under such firm orders, as well as up to a certain percentage of the remaining, non-binding portions of each forecast. Currently, Agilent is the sole manufacturer of the API for AMVUTTRA, ONPATTRO and GIVLAARI, and we have entered into manufacturing services agreements with Agilent for such supply of AMVUTTRA, ONPATTRO and GIVLAARI.
In 2012, we established a manufacturing facility in Cambridge, Massachusetts and have developed GMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical trial use and commercial supply. We expect to continue to manufacture commercial supply for formulated bulk drug product for ONPATTRO in this facility to support forecasted global demand.
During 2020, we completed construction and qualification of our GMP manufacturing facility in Norton, Massachusetts, where we currently manufacture drug substance for clinical programs and, eventually, intend to manufacture drug substance for commercial use. Since the commencement of GMP operations in December 2020, this facility has supported our manufacturing requirements for multiple of our early-stage programs and will continue to operate in this capacity.
In December 2025, we announced a planned expansion of our Norton, Massachusetts manufacturing facility to add capabilities related to our siRELIS™ (siRNA Enzymatic Ligation Synthesis) platform, a next-generation enzymatic ligation manufacturing platform that is designed to substantially increase capacity, reduce production costs and support future launches across our growing pipeline of potential new medicines.
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
Commercial Operations
We have built and continue to scale global commercial operations designed to sequentially manage product launches across multiple geographies. Over the last several years, we have been building commercial capabilities and leveraging the internal knowledge we have accumulated as well as hiring world-class talent with broad industry and biotech experience to enable us to commercialize our products directly in key markets and with partners in smaller global markets. These commercial activities will continue to be dependent upon regulatory approvals and on agreements that we have made or may make in the future with strategic collaborators, currently as follows with respect to our first six approved products and our late-stage clinical programs:
•With respect to our ATTR amyloidosis franchise, we have global rights to develop and commercialize both AMVUTTRA and ONPATTRO;
•With respect to our Global Rare franchise, we have global rights to develop and commercialize GIVLAARI and OXLUMO;
•We granted MDCO global rights to develop and commercialize Leqvio; and
•We granted Sanofi global rights to develop and commercialize Qfitlia and any back-ups.
Throughout the development of our product candidates, we have remained focused on keeping patients at the center of everything we do. This patient focus has continued as we have transitioned into commercialization. AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, as well as the other programs we are advancing to commercialization are focused on a broad range of disease areas and indications, and we have been executing on our strategy to make AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO and any future products successful, including through efforts to increase awareness and diagnosis. In addition, we are now advancing RNAi therapeutics beyond rare diseases across a broad range of disease areas and indications. Beginning with the approval of Leqvio, which was the first RNAi therapeutic approved for a prevalent disease (hypercholesterolemia), we believe the RNAi therapeutic profile supports the potential to address diseases ranging from rare, specialty areas, including CNS and hematological diseases, to more common diseases that impact public health, including hypertension, as well as other metabolic disorders where there remains significant unmet need.
We have expended significant effort to build and continue to strive to improve our goal of increasing access to medicines across the world. We have developed and succeeded in proactive market access strategies that include entering into value-based agreements. We believe our access strategies enable us to maximize the value of our transformative medicines while proactively managing global dynamics. Our ability to engage U.S. payers, including CMS (Medicare), certain state Medicaid programs as well as commercial payers, through VBAs has been instrumental in providing patients with rapid and favorable access to our medicines. Outside of the U.S. we believe we have made strong progress with patient access and have established availability of AMVUTTRA, ONPATTRO, OXLUMO and GIVLAARI, collectively, in more than 70 markets through direct reimbursement or in partnership with our distributors.
We have augmented the key components of our global commercial organization with a focus on successfully launching our commercially approved products around the world and preparing for the anticipated commercial launches of additional RNAi therapeutics, assuming successful development and regulatory approval. We are continuing to scale our global commercial organization and infrastructure to support our planned expansion to commercialize RNAi therapeutics in prevalent diseases. With respect to our approved products, throughout 2025, we continued to build our commercial capabilities and to expand these capabilities to additional countries globally. We believe we have built a focused commercial team with broad experience in marketing, sales, patient access, patient services, distribution and product reimbursement, and incorporating and enhancing appropriate quality systems, compliance policies, systems and procedures, as well as implementing internal systems and infrastructure to support global commercial sales, and the establishment of patient-focused programs.

Leveraging our experience in hereditary ATTR polyneuropathy and our established commercial infrastructure, we expanded our customer-facing organization to support the launch of AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy in the U.S. Our launch strategy in the U.S. is based on three core pillars: health system set-up, which includes engagement and education across health systems to support appropriate adoption; access, focused on securing payer coverage and establishing reimbursement pathways to facilitate patient access; and treatment choice, emphasizing physician education and patient support programs to enable informed decision-making. Outside of the U.S., we have launched AMVUTTRA for ATTR-CM in Japan and Germany and we are advancing regulatory review and launch preparation activities for AMVUTTRA in additional markets globally.
Our Ethics & Compliance team has partnered with our Commercial and Medical Affairs leadership teams to maintain a robust compliance program designed to ensure that our promotional activities are consistent with the approved labeling for AMVUTTRA in each jurisdiction. This program includes proactive messaging and training, field monitoring and data analysis. For many territories/countries, we may also utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products. Our objective is to execute successful product launches and market expansions leveraging our experience with the launches of our approved products.
Medical Affairs
Our Medical Affairs organization facilitates communications with the medical and scientific community through the publication of clinical trial data and participation in medical congresses. It provides healthcare professionals with accurate information about our products, responds to medical inquiries, and generates data to demonstrate product value, cost-effectiveness and support for market access and reimbursement. Finally, our Medical Affairs organization generates real world evidence to address knowledge and data gaps. These capabilities are designed to enable increased patient diagnosis and improved patient care, including through support for independent third party genetic testing programs, including Alnylam Act. With a scalable framework for these capabilities, we believe our Medical Affairs organization continues to be well positioned to support potential launches of additional products and to expand our addressable indications to include prevalent diseases.
Human Capital Management
As of December 31, 2025, we employed approximately 2,500 full-time employees, of whom approximately 1,945 were employed in the U.S. and approximately 555 were employed outside of the U.S. None of our employees in the U.S. are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. During 2025, we enhanced our capabilities by adding approximately 270 new full-time employees. The new employees were hired to support a variety of functions and key initiatives, including extending our research, clinical and preclinical pipeline development, as well as our medical affairs and commercialization capabilities, with hires in commercial, compliance, legal, clinical development and operations, research, medical affairs, chemistry, manufacturing, and controls and other general and administrative functions. We expect to continue to add additional employees in 2026, with a focus on further enhancing our capabilities and increasing our capacities in these areas, as well as the planned expansion of our state-of-the-art manufacturing facility in Norton, Massachusetts and expanded geographic reach as we continue with the global launch of AMVUTTRA for the treatment of ATTR-CM and other products.
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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
Business Related Risks – Risks Related to Our Financial Results
•If we are unable to sustain and grow revenues from sales of AMVUTTRA, our business would be materially harmed, our future operating results would be adversely impacted, and the market price of our common stock would likely decline.
•The marketing and sale of our approved products, including AMVUTTRA for ATTR amyloidosis with cardiomyopathy, or any future products for which we or our collaborators receive regulatory approval may be unsuccessful or less successful than anticipated.
•We have a history of losses and may not sustain profitability.
•We will require substantial funds to continue our research, development and commercialization activities.
Risks Related to Our Dependence on Third Parties
•We may be unable to maintain existing or enter into new collaborations with other companies that can provide us with external innovation or with business and scientific capabilities and funds for the development and commercialization of certain of our product candidates.
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
•We may have difficulty continuing to expand our global operations successfully.
Industry Related Risks – Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates and the Commercialization of Our Approved Products
•Any product candidate we or our collaborators develop may fail in development or experience significant delays.
•If any of our current or future products or product candidates causes undesirable side effects or has other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential regulatory approval.
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

•We may not have the ability to raise the funds necessary to settle for cash conversions of our 1.00% Convertible Senior Notes due 2027, or the 2027 Notes, or to repurchase the 2027 Notes or our 0.00% Convertible Senior Notes due 2028, or the 2028 Notes, and, together with the 2027 Notes, the Notes, for cash upon a fundamental change.
•The conditional conversion feature of the Notes, if triggered, may adversely affect our liquidity.
Risks Related to Our Business
Risks Related to Our Financial Results
If we are unable to sustain and grow revenues from sales of AMVUTTRA, our business would be materially harmed, our future operating results would be adversely impacted, and the market price of our common stock would likely decline.
In 2025, a significant portion of our net product revenues was derived from the sale of our TTR products, and in particular AMVUTTRA for the treatment of ATTR-CM following our receipt of regulatory approval from the FDA in March 2025 and in certain jurisdictions outside of the U.S. during the remainder of 2025. We expect that sales of AMVUTTRA will continue to account for a significant portion of our net product revenues in future years. As a result, our business is dependent upon our ability to sustain and grow revenues from sales of AMVUTTRA.
The commercial success of AMVUTTRA and our ability to sustain and grow revenue from the sale of AMVUTTRA depends on several factors, including:
•the safety and efficacy of AMVUTTRA;
•coverage or reimbursement policies of government or third-party payors, including Medicare and Medicaid in the U.S. and other government and private payors in the U.S. and foreign jurisdictions, that may make it difficult to obtain reimbursement or may reduce the net price we receive for AMVUTTRA, as well as U.S. and foreign payor restrictions on eligible patient populations and the reimbursement process (including drug price control measures that have been or may be enacted or introduced in the U.S. by various federal and state authorities);
•the effect of existing and any new healthcare laws and regulations currently being considered or implemented in the U.S. and globally, including most-favored nation pricing measures, measures requiring the U.S. government in the future to negotiate the prices of certain drugs, and price reporting and other disclosure requirements, as well as the potential impacts of such requirements on physician prescribing practices and payor coverage;
•the effectiveness of our commercial strategy in and outside the U.S. for the marketing of AMVUTTRA, including our pricing and market access strategy;
•the existence of competing therapies and the potential introduction and success of additional competing therapies (including generic versions of competing therapies) that may be developed successfully by others as a treatment for ATTR-CM and/or hATTR-PN;
•our ability to maintain and increase sales of AMVUTTRA in the face of competitive products and to differentiate AMVUTTRA from competitive products, and the willingness of prescribing physicians and patients to start or continue treatment with AMVUTTRA or to switch from a competing product to AMVUTTRA;
•the analysis by doctors, payors and patients of the cost of AMVUTTRA relative to the perceived benefits and our ability to obtain and sustain favorable access and reimbursement dynamics;
•the size of patient populations with ATTR-CM and hATTR-PN, and the number of patients diagnosed with ATTR-CM and hATTR-PN who may be treated with AMVUTTRA;
•manufacturing and uninterrupted supply of AMVUTTRA;
•maintaining continued regulatory exclusivity and patent protection for AMVUTTRA; and
•our ability to develop, obtain regulatory and pricing and reimbursement approval for and successfully commercialize AMVUTTRA in additional jurisdictions outside of the U.S.
If we are unable to maintain or obtain marketing approval of AMVUTTRA, if we experience difficulty with the commercialization of AMVUTTRA due to one or more of these or any other factors, if the net product revenue of AMVUTTRA declines or if the growth of the net product revenue of AMVUTTRA does not meet our expectations or the expectations of investors, public equity market analysts or others, we may experience a reduction in revenue or expected revenue and may not be able to maintain profitability. Any of these developments would materially harm our business, prospects, operating results and financial condition and the market price of our common stock likely would decline.

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
To execute our business plan of achieving leadership in ATTR amyloidosis, driving sustainable innovation, and delivering sustained, profitable growth under our Alnylam 2030 strategy, in addition to successfully launching, marketing and selling our TTR products and our other approved products, we will also need to successfully:
•execute product development activities and continue to leverage new technologies related to both RNAi and to the delivery of siRNAs to the relevant tissues and cells, including the liver, CNS, eye, lung, adipose, muscle and other tissues;
•build and maintain a strong intellectual property portfolio;
•gain regulatory acceptance for the development and commercialization of our product candidates and commercialize any product candidates for which we receive regulatory approval;
•execute our commercial strategy and attract and retain customers for our products;
•enter into and maintain successful collaborations, including to access external innovation; and
•manage our spending as our costs and expenses increase due to, among other things, an increase in the number and size of our clinical trials, and the expansion of our commercialization activities.
If we are unsuccessful in accomplishing the objectives set forth above or achieving any component of our Alnylam 2030 strategy, our stock price may decline and we may not be able to develop product candidates, successfully launch and commercialize our approved products or any future products, raise capital, if needed, repay our indebtedness, sustain profitability or continue our operations.
We have a history of losses and may not sustain profitability.
We have experienced significant operating losses since our inception. As of December 31, 2025, we had an accumulated deficit of $6.70 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products, including AMVUTTRA in patients with ATTR amyloidosis with cardiomyopathy, in additional countries during 2026 and in subsequent years, and have two marketed products being commercialized by our collaborators, we achieved profitability for the first time in fiscal year 2025 and we may not be able to sustain profitability or positive cash flow from operations. For the year ended December 31, 2025, we recognized $2.99 billion in net product revenues from sales of AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO. Although we achieved profitability in 2025, we may incur annual operating losses in future periods and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics and seek to achieve the goals of our Alnylam 2030 strategy.
While we believe our current cash, cash equivalents and marketable debt securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, and cemdisiran, if approved, should enable us to sustain operating profitability, we also will depend on our ability to generate incremental product, collaboration and royalty revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from collaborations with pharmaceutical and biotechnology companies, including Roche, Regeneron, Sanofi and Novartis, and we cannot be certain that we will be able to maintain our existing collaborations, secure and maintain new collaborations, meet our obligations under collaboration agreements, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new collaborations. Moreover, we cannot be certain that our collaborators, including Roche, Regeneron, Novartis and Sanofi, will continue to successfully execute their obligations under our collaboration agreements and generate collaboration and royalty revenues for us.
To sustain profitability, we will need to succeed in discovering, developing and commercializing our existing products and additional product candidates with significant market potential. This will require us to build upon the success we have had in a range of challenging activities, including continued platform innovation, preclinical testing and clinical trial stages of development, obtaining regulatory approval and reimbursement for our novel product candidates and manufacturing, marketing and selling our approved products. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot remain consistently profitable, the market price of our common stock could decline. In addition, we may be unable to raise capital, expand our business, develop and commercialize additional product candidates or continue our operations.

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
•our ability to establish, maintain, operate and expand our own manufacturing facilities in a timely and cost-effective manner;
•our ability to manufacture, or contract with third parties for the manufacture of, our product candidates for clinical testing and our approved products for commercial sale;
•the impact of any future pandemics or public health emergencies on the initiation or completion of preclinical studies or clinical trials and the supply of our products or product candidates;
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
In April 2020, we sold to BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone Royalties, 50% of the royalties payable to us with respect to net sales by Novartis, its affiliates or sublicensees of Leqvio under the MDCO License Agreement. Under our agreement with Blackstone Royalties, if Blackstone Royalties does not receive royalty payments in respect of global sales of Leqvio equaling at least $1.00 billion by December 31, 2029, Blackstone Royalties’ interest in Leqvio royalties will increase to 55% (and our interest will decrease to 45%) effective January 1, 2030. As a result, any factor that has an adverse impact on sales of Leqvio could affect our ability to meet the $1.00 billion repayment threshold in this timeframe, which in turn would have a negative impact on the percentage of the Leqvio royalty stream that we are entitled to retain.
Factors that could have an adverse impact on Leqvio sales include:
•competitors may develop new therapies or alternative formulations of products for HeFH and ASCVD;
•lack of acceptance of Leqvio by patients, the medical community or third party payors;
•any negative developments relating to Leqvio, such as safety, efficacy, or pricing or reimbursement issues;
•any disputes concerning patents or proprietary rights (including any emergence of potential generic competition), or under license and collaboration agreements;
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
Further, from time to time we issue financial guidance relating to our expectations regarding our net product revenues (both for our TTR products and for all of our approved products), collaboration and royalty revenues, and GAAP and non-GAAP combined research and development and selling, general and administrative expenses. Our guidance is based on a number of assumptions and estimates that are subject to significant business, economic and competitive uncertainties and contingencies that are beyond our control, as well as the judgment of our management. If, for any reason, our net product revenues, collaboration and royalty revenues and/or expenses differ materially from our guidance, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.
The investment of our cash, cash equivalents and marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of December 31, 2025, we had $2.91 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may experience losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our financial condition. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decline. The market risks associated with our investment portfolio may have an adverse effect on our operating results, liquidity and financial condition.
Volatility in foreign currency exchange rates could have a material adverse effect on our operating results.
Our revenue from outside of the U.S. is expected to increase as our products, whether commercialized by us or our collaborators, gain marketing approval in foreign jurisdictions. We are exposed to foreign exchange risk as certain of our expenses and liabilities are required to be paid in currencies other than the U.S. dollar. Our primary foreign currency exposure relates to movements in the U.S. dollar relative to the Japanese yen, Euro and British pound. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. The exchange rates between the U.S. dollar and the other foreign currencies to which we are exposed have fluctuated significantly in response to international political conditions, general economic conditions and other factors beyond our control. In addition, the current presidential administration has enacted or proposed to enact certain economic and trade policies, including with respect to tariffs, that could impact the global economy and further increase the volatility of foreign exchange rates. Any future volatility in foreign exchange rates is likely to impact our operating results and financial condition.
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
Risks Related to Our Dependence on Third Parties
We may be unable to maintain our existing collaborations, or enter into new collaborations with companies that can provide us with external innovation or with business and scientific capabilities and funds for the development and commercialization of certain of our product candidates, which may have a negative impact on our business, prospects, operating results and financial condition.
We do not currently have adequate capacity or capabilities to advance all opportunities arising from our growing pipeline of RNAi therapeutics. Accordingly, we have entered into collaborations with third party collaborators we believe can provide such capacity and capabilities in certain territories and/or for certain product candidates, and we may enter into additional such collaborations in the future. Specifically, we currently have active collaborations with, among other companies, Roche, Regeneron, Sanofi and Novartis, covering various products and product candidates in our pipeline.
In such collaborations, we expect our current, and any future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our collaborations, we also expect our collaborators to develop, market and/or sell certain of our product candidates in certain territories or globally, and we have limited or no control over the development, sales, marketing and distribution activities of these collaborators. Our future revenues may depend on the success of the efforts of these third parties. For example, we will rely entirely on (i) Regeneron for the worldwide development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and certain CNS and liver programs, including cemdisiran; (ii) Novartis for the development and commercialization of Leqvio worldwide; (iii) Sanofi for the commercialization of Qfitlia worldwide; and (iv) Roche for the commercialization of zilebesiran outside of the U.S. In the case of each collaboration referenced in clauses (i)-(iv) above, we are entitled to royalties, and in some instances commercial milestone payments, on the sales of the applicable product. If our collaborators are delayed or unsuccessful in their development and/or commercialization efforts, our anticipated future revenues from the relevant product or product candidate would be adversely affected. As discussed above, under our agreement with Blackstone Royalties, if the revenues generated by the royalties received by Blackstone Royalties from us with respect to Leqvio sales do not reach a certain level by the end of 2029, Blackstone Royalties will be entitled to a higher royalty percentage beginning in 2030, which would have a negative impact on the percentage of the Leqvio royalty stream that we are entitled to retain.
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
In addition, under certain circumstances, our collaborators may have additional termination rights for convenience with respect to the collaboration as a whole or a particular program under the collaboration. For example, in August 2024, we announced that Regeneron had opted out of further co-development and co-commercialization of mivelsiran for portfolio prioritization reasons. As a result of Regeneron’s opt-out, we have full development and commercialization rights to mivelsiran in all indications but we are responsible for funding further development and commercialization of mivelsiran, including the ongoing Phase 2 development program, without funding from Regeneron. Regeneron will be eligible to receive low double-digit royalties on sales of mivelsiran, if approved. The Initial Research Term will expire in May 2026. As a result, we and Regeneron will not nominate additional targets to be added to our collaboration.
Our agreement with Novartis relating to the development and commercialization of Leqvio worldwide may be terminated by Novartis at any time upon four months’ prior written notice, provided if the agreement is terminated by Novartis for convenience, Novartis must grant a license to us under certain technology developed in the course of its (or MDCO’s) activities under the agreement, subject to a royalty to be negotiated between the parties. Moreover, any adverse actions by Novartis with respect to, or disputes with Novartis regarding, the MDCO License Agreement could adversely impact our ability to comply with our obligations under our agreements with Blackstone Royalties. If we were to lose a commercialization collaborator, we would have to attract a new collaborator (potentially on less favorable terms for us than we have with our existing collaborator) or develop expanded sales, distribution and marketing capabilities internally, which would require us to invest significant financial and management resources.
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
•pursue higher-priority programs or change the focus of its development programs, which could affect the collaborator’s commitment to us; or
•if it has commercial rights, choose to devote fewer resources to the marketing of our products, if any receive regulatory approval, than it does for products developed or commercialized outside of our collaboration.
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
We have been expanding our manufacturing capabilities, and to continue to commercialize our approved products, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to continue to develop our internal manufacturing capabilities and/or contract or otherwise arrange for any necessary external manufacturing capabilities. During 2020, we completed construction and qualification of our manufacturing facility in Norton, Massachusetts where we manufacture drug substances for early-stage clinical development and have the potential to manufacture drug substances for late-stage clinical development and commercial use, in the future. In December 2025, we announced a planned expansion of the Norton facility designed to increase capacity meaningfully, significantly reduce production costs, and position us to support future launches across our growing pipeline of potential new medicines.
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
The manufacturing processes for our products and any other product candidates that we may develop is subject to FDA and foreign regulatory authority approval processes, and we will need to meet, and will need to contract with CMOs that can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The failure of any CMO to meet required regulatory authority requirements could result in the delayed submission of regulatory applications, or delays in receiving regulatory approval for any of our or our current or future collaborators’ product candidates. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply.
Additionally, in December 2025, the BIOSECURE ACT was enacted into law as part of the National Defense Authorization Act for fiscal year 2026. The BIOSECURE ACT prohibits U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” would be used in the performance of that contract. Generally, a “biotechnology company of concern”, or BCOC, is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary’s government and poses a risk to the national security of the U.S. BCOCs include entities listed on the Department of Defense Section 1260H list of “Chinese military companies” and additional entities to be designated through an interagency process led by the Office of Management and Budget, or OMB. OMB has not yet identified any BCOCs. The BIOSECURE ACT has the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation described above and alternative arrangements may need to be made.
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
We rely on independent clinical investigators, CROs, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted with, and we plan to continue to contract with, certain third parties to provide certain services for our clinical trials, including site selection, enrollment, monitoring, auditing and data management services. These investigators and CROs are not our employees, and we have limited control over the amount of time and resources they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw their time and resources away from our programs. Although we depend heavily on these parties, we control only limited aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with applicable GCP requirements, which are regulations and guidelines enforced by the FDA and foreign regulatory authorities for our product candidates in clinical development, and to implement timely corrective action to address any non-compliance. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites, including in connection with the review of marketing applications. If we or any of our CROs fail to comply with applicable GCP requirements, or fail to take any such corrective action in a timely manner or at all, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA, EMA, PMDA or other foreign regulatory authorities may require us to take additional action or perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a regulatory authority in the future, such regulatory authority will determine that any of our clinical trials comply with GCP requirements.
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
We have grown our workforce significantly over the past several years and anticipate additional employee growth in the future, and we face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources to attract and reward qualified individuals than we do. If we are not able to attract and retain highly qualified sales and marketing, research, development, and other professionals, it would negatively impact our ability to commercialize our approved products and any future products and to support our growing research and development and global commercialization efforts and initiatives, which would have an adverse effect on our ability to implement our future business plans and to achieve the goals of our Alnylam 2030 strategy.
We may have difficulty continuing to expand our global operations successfully at the scale necessary to support our Alnylam 2030 ambitions.
As we continue the commercial launches of our approved products, including the ongoing launch of AMVUTTRA in ATTR-CM, and increase the number of product candidates we are developing, we will need to continue to expand our operations in the U.S. and further develop our operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for four products, which we have launched in multiple geographies globally, and we continue to expand the reach of these products with additional regulatory filings and launches.

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
We are increasingly dependent on our information technology systems and infrastructure, and those of our contractors, consultants and collaborators, for our business. We collect, store and transmit sensitive information including intellectual property, proprietary business information, including highly sensitive clinical trial data, and personal information in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be subject to information breaches, unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering, third-party or employee theft or misuse, negligent actions and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems, including by third parties with a wide range of motives and expertise, including organized criminal groups, nation-states, “hacktivists,” patient groups, rogue current or former employees and others. Cyber-attacks can be designed to collect sensitive or proprietary information, manipulate, destroy or corrupt data, systems or applications, or accounts, to steal money or extort money through the use of so-called “ransomware,” and to disable the functioning or use of applications or technology assets. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures and those of our contractors, consultants and collaborators, our respective information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. Any such incidents could compromise our networks and the information stored there could be accessed, misused, publicly disclosed, lost, stolen or rendered, permanently or temporarily, inaccessible. The risk of cyber-attacks is increased with employees working remotely, as remote work increases our vulnerability to cybersecurity-related events such as phishing attacks and other security threats. Cybersecurity requires ongoing investment and diligence against evolving threats and is subject to federal and state regulation relating to the protection of confidential information. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, to make required notifications, to restore our systems and fully recover from a cyber-attack, or to update our technologies and digital properties to comply with industry and regulatory standards, but we may not have adequate personnel, financial or other resources to fully meet these threats and evolving standards. We will also be required to effectively and efficiently govern, manage and ensure timely enhancements to our systems, including in their design, architecture and interconnections as well as their organizational and technical protections.

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
•delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials, including as a result of the availability of existing approved therapies for the indication for which the clinical trial is testing our product candidate;
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
Clinical trials must be conducted in accordance with the legal requirements, regulations or guidelines of the FDA and regulatory authorities outside the U.S. We could encounter delays if a clinical trial is suspended or terminated by us, by the FDA or any other regulatory authority, or if the institutional review boards of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
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
Patient enrollment is affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial, the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion, and factors we may not be able to control, such as potential pandemics. We or our collaborators may experience difficulty enrolling our clinical trials due to the availability of existing approved treatments, as well as other investigational treatments in development. For example, we may experience delays in recruiting and enrolling patients, and in particular treatment-naive patients, for our Phase 3 clinical trial of nucresiran for the treatment of ATTR-CM because there are multiple approved therapies on the market and multiple investigational therapies in ongoing clinical trials for ATTR-CM. Delays or difficulties in patient enrollment, or difficulties retaining trial participants, including as a result of the availability of existing approved treatments or other investigational treatments, safety concerns, or the impact of pandemics or other public health emergencies, can result in increased costs, longer development times or termination of a clinical trial, as well as lead us to fail to achieve our intended development timing, including as reflected in our Alnylam 2030 strategy.
If any of our current or future products or product candidates causes undesirable side effects or has other unexpected adverse properties, such side effects or properties could delay or prevent regulatory approval, limit the commercial potential or result in significant negative consequences following any potential regulatory approval.
There can be no assurance that our products or product candidates will not cause undesirable side effects. For example, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If any product candidates we develop are associated with unacceptable side effects or deaths, we may need to abandon the development of such product candidates or limit development to certain uses or subpopulations in which the unacceptable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, the occurrence of such adverse events could result in the suspension or termination of clinical trials of a product candidate by us, our collaborators, institutional review boards or ethics committees, or the FDA or a foreign regulatory authority, and may negatively impact the clinical and/or regulatory timelines of the impacted product candidates. For example, our Phase 1 clinical trial of mivelsiran for Alzheimer’s Disease remains on partial clinical hold for certain dosing levels or frequencies in the U.S. due to findings observed in non-clinical chronic toxicology studies. While our clinical development of mivelsiran has not been impacted by the partial clinical hold because of the dose levels at which it applies, it is possible that the partial clinical hold could have an impact if our development plans change or that future partial or full clinical holds on mivelsiran or our other product candidates could impact our ability to advance the clinical development of such product candidate on our expected timelines or at all.
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
Any product candidates we or our collaborators develop are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, advertising, promotion and distribution of drugs. Failure to obtain marketing approval for a product candidate we may develop will prevent us from commercializing the product candidate in a given jurisdiction. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our collaborators are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin commercialization, or that approved products, including AMVUTTRA, will not obtain regulatory approval to be sold for an additional, broader indication than the indication for which it is currently approved. For example, although AMVUTTRA has been approved by the FDA, EC, PMDA, MHRA and certain other regulatory authorities for the treatment of ATTR-CM, regulatory authorities in other jurisdictions have not yet granted approval for this expanded indication. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate is not sufficient to support the approval of an application for regulatory approval. For example, although we reported positive results from the APOLLO-B Phase 3 clinical trial of patisiran in patients with ATTR-CM, in October 2023, the FDA issued a CRL in response to our sNDA for patisiran, indicating the sNDA could not be approved in its present form.
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
Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies may impact the review, inspection and approval timelines for our or our collaborated product candidates. We have in the past, and may in the future, experience delays in review, inspection and approval timelines from the FDA, and any similar interruption or delay by the FDA, EMA or other comparable foreign regulatory authorities could have a material adverse effect on our or our collaborators’ efforts to obtain regulatory approval for our or our collaborators’ product candidates, which could have a material adverse effect on our business, prospects, operating results or financial condition.
Inadequate funding for the FDA and other government agencies and/or potentially shifting priorities under the current administration could hinder the agencies’ ability to hire and retain key leadership and other personnel, prevent new products and services from being developed and/or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels; the ability to hire and retain key personnel and accept the payment of user fees; and statutory, regulatory, and policy changes, among other factors. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of agencies and programs that provide research funding on which our operations may rely directly or indirectly via third party research and development projects associated with our product development programs, is subject to the political process, which is inherently fluid and unpredictable. The failure for such funding to be furnished or to be furnished in a timely manner could impact our ongoing research and development initiatives.
Any funding, personnel, policy or other disruptions at the FDA and other agencies may also delay those agencies’ review and response to our or our collaborators’ regulatory submissions, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Additionally, the current U.S. presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if renewed global concerns, funding shortages or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Any delay or failure in obtaining required approvals for our product candidates or our collaborated product candidates could have a material adverse effect on our ability to generate revenues from any product candidate for which we or our collaborators may seek approval in the future. For example, as a result of the CRL from the FDA in response to our sNDA for patisiran as a treatment for ATTR-CM, our ability to generate product revenues for patisiran was negatively impacted.
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
•additional nonclinical studies or clinical trials, changes in labeling, adoption of a REMS plan, or changes to manufacturing processes, specifications and/or facilities may be required; and/or
•government investigations or lawsuits, including class action and product liability suits, may be brought against us.
Any of the above occurrences could reduce or eliminate sales of our approved products, increase our expenses and impair our ability to successfully commercialize one or more of these products.
The CMO and manufacturing facilities we use to make our approved products and certain of our current product candidates, including our Cambridge facility, our Norton facility, as well as facilities at Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. For example, Agilent and our Cambridge-based facility were subject to regulatory inspection by the FDA and the EMA in connection with the review of our applications for regulatory approval for ONPATTRO and GIVLAARI, and may be subject to similar inspection in connection with any subsequent applications for regulatory approval of one or more of our products filed in other territories. The discovery of any new or previously unknown problems with our or our CMO’s manufacturing processes or facilities, may result in restrictions on the CMO or facility or the products manufactured at such facility, including delay in approval or withdrawal of an approved product from the market. For example, due to a routine inspection by the FDA at a CMO facility that resulted in a pending inspection classification, we amended our regulatory submission for vutrisiran for the treatment of hATTR-PN in adults, which delayed our PDUFA action date and AMVUTTRA’s initial NDA approval with the FDA. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials, or we may contract a third party to manufacture this material for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the applicable CMO for regulatory compliance.
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
•the availability of adequate government and private third-party payor coverage and reimbursement;
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
For example, AMVUTTRA is administered through a subcutaneous injection and may not compete favorably with other available options for the treatment of ATTR-CM, including VYNDAQEL/VYNDAMAX, which is marketed by Pfizer and administered in pill form, and ATTRUBY, which is marketed by BridgeBio and administered in pill form, or other available options for the treatment of hATTR-PN in adults, including WAINUA, which is marketed by AstraZeneca and Ionis, and administered subcutaneously, or VYNDAQEL/VYNDAMAX, which is marketed by Pfizer in several countries and administered in pill form. In addition, Qfitlia represents a new approach to treating hemophilia, which may not be readily accepted by physicians and patients and their caregivers.
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
We received our first product approval in August 2018 and have built substantial marketing, sales, market access and distribution capabilities over the past several years. We currently expect to rely on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we are commercializing AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, and intend to commercialize additional product candidates, if approved, on our own in major markets globally. Accordingly, we have established internal marketing, sales, market access and distribution capabilities across the U.S., Europe and Japan, which has required, and will continue to require, significant financial and management resources. For those products for which we will perform marketing, sales, market access and distribution functions ourselves we could face a number of additional risks, including:
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

In addition, the FDA may implement regulatory, policy, or enforcement changes that materially limit our ability and that of our third-party contractors to promote our products to consumers, which could materially impact our business. In September 2025, FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer, or DTC, drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in such actions as compared to prior years. FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. In connection with these developments, we received an untitled letter from the FDA’s Center for Drug Evaluation and Research asserting that a particular DTC television advertisement for AMVUTTRA was false and misleading. We responded to the untitled letter and subsequently received a close-out letter from the FDA in November 2025. The nature and extent of changes to FDA’s regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts across the industry, including ours, which could in turn impact our sales and operations.
If we are unable to continue to develop and scale our own global marketing, sales, market access and distribution capabilities for our current and any future products, we will not be able to successfully commercialize our products without reliance on third parties.
The patient populations suffering from ATTR-CM, hATTR-PN, AHP and PH1 have not been established with precision. If the actual number of patients suffering from these diseases is smaller than we estimate, or if we fail to raise awareness of these diseases and diagnosis is not improved, our business, prospects, operating results and financial condition may be adversely affected.
Our estimates regarding the potential market size for AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any future products that we may commercialize, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our business, prospects, operating results and financial condition. For example, our growth expectations for AMVUTTRA assume significant continued overall market growth for the TTR category. If we are unable to accurately estimate the number of patients suffering from a disease for which we successfully commercialize a product or we and other market participants are not able to raise awareness of these diseases and continue to improve diagnosis, it could have a material adverse effect on our business, prospects, operating results or financial condition.
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
We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies.
In the U.S., the cost of healthcare generally and pharmaceuticals specifically have been subject to government and public scrutiny and calls for reform, and the U.S. federal government continues to propose and implement significant and wide-ranging executive, legislative, and regulatory reforms designed to control costs and reexamine drug pricing and payment models. Drug pricing and reimbursement reform have been a particular area of focus. At the federal level, for example, the Inflation Reduction Act of 2022, or IRA, includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D such as a new Medicare Part D benefit design and caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the previous coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has affected and will continue to affect our business. The IRA may require us to pay rebates if we increase the net cost of a Medicare Part B or Part D drug faster than the rate of inflation. In addition, our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the IRA Medicare Part D benefit structure compared to the pre-IRA benefit design. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The effect of the IRA on our business and the healthcare industry in general continues to evolve and we may continue to discover additional adverse impacts on our company or our industry. Beyond the IRA, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.

Under the current presidential administration, there has been significant reform activity focused on drug pricing and reimbursement. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A future website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels has also been announced. Federal agencies are developing new drug pricing pilot programs, such as the GENEROUS model which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B (GLOBE model) and Part D (GUARD model) pilot models that, if finalized as proposed, would supplement existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model.
Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured.
There is uncertainty regarding the nature or impact of any pharmaceutical or broader federal healthcare reform proposed or implemented by the current presidential administration through executive or administrative action or by Congress, and the extent to which any such action will be subject to litigation or other challenges. It is unclear how any such healthcare reform measures will impact our business. Healthcare reforms and action taken by the healthcare industry in response could adversely affect reimbursement, competitive dynamics, and our business. We continue to monitor reform efforts and assess their potential impact on our operations, but we cannot predict their ultimate effect on our business.
At the state level, governments have become increasingly implementing regulations designed to control pharmaceutical product pricing. Some of these measures include upper payment limits on state-regulated payers; regulating product access, copayment assistance, and marketing; imposing drug price, cost, and marketing disclosure and transparency requirements; permitting importation from other countries; and encouraging bulk purchasing. For example, on January 5, 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation proposal, the first step toward Florida facilitating importation of certain prescription drugs from Canada. States are also increasingly expanding or changing Medicaid supplemental rebate programs to secure additional rebates from manufacturers in exchange for drug coverage. These and other future state-level reform activities could negatively affect Medicaid coverage and reimbursement for our products. We cannot predict how further developments of, or changes to, these laws and policies will affect our business.
In addition, local governments and private purchasers, such as hospitals or health systems, are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare purchasing programs. These measures could reduce the demand for our products, once approved, or put pressure on our product pricing.
Other federal healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured.
In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
The nature and extent of future healthcare or budget reforms cannot be predicted. Although further reform efforts are likely, here is significant uncertainty regarding the nature or impact of any drug pricing or broader healthcare reform implemented at the federal or state level and the extent to which such action may be subject to litigation or other challenges.

Ongoing efforts to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our products and our ability to achieve our Alnylam 2030 strategy and maintain profitability.
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
•appropriate for the specific patient;
•clinically superior or therapeutically advantageous to other products;
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
Governments outside the U.S. may impose strict price controls or have significant market leverage to negotiate discounted prices, which may adversely affect our revenues.
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
Additionally, governments in certain markets such as in EU, the U.K., Japan, and China, provide healthcare at low (or zero) direct costs to consumers at the point of care, and thus have significant power as large single payers to regulate prices or impose other cost control mechanisms.
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
The marketing of our pharmaceutical products and related arrangements with healthcare providers, third-party payors, patients, and other third parties in the healthcare industry are subject to a wide range of federal and state healthcare laws and regulations that may constrain our business and/or financial arrangements. In the U.S., these laws include, without limitation, federal and state fraud and abuse laws, transparency laws and patient data privacy and security laws and regulations, including but not limited to the following:
•The federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual for, or the purchase or ordering of, a good or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs.
•The federal false claims laws, including the federal civil False Claims Act, or FCA, which generally prohibit individuals or entities from knowingly presenting or causing to be presented, claims for payment for good or services by government-funded programs such as Medicare or Medicaid that are false or fraudulent. The FCA can be enforced by private individuals on behalf of the government through civil whistleblower or “qui tam” actions, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.
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
We are also subject to state and foreign laws comparable to the above federal laws, including state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers; state laws that require companies to comply with specific compliance standards, restrict financial interactions between companies and healthcare providers, require companies to report information related to payments to healthcare providers, marketing expenditures or pricing or require the licensing or registration of sales representatives; and EU laws prohibiting giving healthcare professionals any gift or benefit in kind as an inducement to prescribe our products and transparency laws requiring the public disclosure of payments made to healthcare professionals and institutions, and data privacy laws.
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
Given the breadth of the laws and regulations, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from participation in federal health care programs such as Medicare and Medicaid, the curtailment or restructuring of our operations, and other actions. Further, defending against any such actions can be costly, time-consuming, and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. In October 2025, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents pertaining to our government price reporting for AMVUTTRA, ONPATTRO, OXLUMO and GIVLAARI, including certain fee and discount arrangements with distributors, and certain other related documents and communications. We have produced and will continue to produce records responsive to the subpoena and anticipate that, even if government authorities conclude that our business practices were fully compliant with laws, responding to the subpoena will result in significant expense and require attention of our management.
The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including FDA and CMS, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.
We are subject to governmental regulation and other legal obligations related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.
We are subject to U.S. and international privacy laws, including, for example, health privacy laws, comprehensive state privacy laws, consumer protection laws, data localization laws, and genetic privacy laws.
In the U.S., there are numerous federal and state laws and regulations governing the privacy and the collection, use, disclosure and other processing of personal data, health data, genetic data, and children's data. For example, at the federal level, the Federal Trade Commission, or FTC, sets requirements for safeguarding personal data and for providing a level of privacy commensurate to promises made to consumers. The failure to meet these requirements may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. Enforcement by the FTC can result in civil penalties or enforcement actions. Additionally, at the state level, many states have enacted comprehensive consumer privacy laws, and many other consumer privacy laws are expected to go into effect in the near future. In addition, sector- and data-specific laws, such as those addressing consumer health data privacy, marketing communications, data security, and the sale/transfer of certain bulk sensitive data, may apply to aspects of our operations or the operations of our collaborators. These laws include certain transparency and other requirements to protect personal data and grant residents of such states with certain rights regarding their personal data.
The EU’s General Data Protection Regulation, or GDPR, imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EEA and UK. Further, the GDPR provides a broad right for EEA Member States to create supplemental national laws, such as laws relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition.
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
Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to the U.S. or other regions that have not been deemed to offer “adequate” privacy protections. In the past, companies in the U.S. were able to rely upon the EU-U.S., UK-U.S. and the Swiss-U.S. Privacy Shield frameworks as a basis for lawful transfer of personal data from the EU and the UK to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. Subsequent guidance published by the European Data Protection Board in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the EC published new versions of the SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Similarly, in September 2020, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers and raised questions about the validity of the SCCs as a mechanism for transferring personal data from Switzerland. While SCCs provide an alternative to our Privacy Shield certification for EU-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-U.S. data flows in general. Any inability to transfer, or burdensome restrictions on the ability to transfer, personal data from the EU to the U.S. in compliance with applicable data protection laws may impede our ability to conduct clinical trials and may adversely affect our business, prospects, operating results and financial condition. The UK is not subject to the EC’s new SCCs but has published its own transfer mechanism, the International Data Transfer Agreement or International Data Transfer Addendum, which enables transfers from the UK. On March 25, 2022, the EC and the U.S. announced a political agreement on a new “Trans-Atlantic Data Privacy Framework” to replace the invalidated Privacy Shield. The framework introduced new binding safeguards to address the concerns raised by the CJEU in Schrems II. On July 10, 2023, the EC announced that it had adopted its adequacy decision for that data privacy framework, labelled the EU-U.S. Data Privacy Framework. The adequacy decision concluded that the U.S. ensures an adequate level of protection for personal data transferred from the EU to U.S. companies under the new framework, and the EC stated that as a result personal data can flow safely from the EU to U.S. companies participating in the framework, without having to put in place additional data protection safeguards. The EU-U.S. Data Privacy Framework is subject to periodic reviews, to be conducted by the EC, together with other European data protection authorities and U.S. authorities, with the first review to take place within a year of adoption of the adequacy decision. A case has been lodged with and remains pending before the EU courts challenging the validity of the EU-U.S. Data Privacy Framework.
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
If we fail to comply with our pricing and price reporting obligations under the Medicaid Drug Rebate Program, Medicare Part B, the 340B Drug Pricing Program and other federal and state government pricing programs, we could be subject to legal sanctions, including penalties, which could have a material adverse effect on our business, operating results and financial condition.
We participate in and/or report pricing and other data in connection with the Medicaid Drug Rebate Program, Medicare Part B, the 340B Drug Pricing Program, the Veterans Health Care Act, and a number of other federal and state government programs in the U.S. Participation in some of these programs is required in order to obtain reimbursement of our drug products under Medicaid or Medicare Part B. These programs generally require that we provide discounts or pay rebates to certain payers or purchasers when our products are dispensed to beneficiaries of these programs. To support the calculation of these discounts and rebates, these programs may also impose periodic and special price and product data reporting requirements. Program requirements are often ambiguous, and historically there have been various, evolving changes to manufacturer reporting and other obligations under these government pricing programs. Such changes could significantly impact our business and operations. For example, changes in the determination of “average sales price” under Medicare Part B related to “bona fide service fees” and the mandatory submission of the manufacturer’s reasonable assumptions in calculating “average sales price,” both of which take effect in 2026, may increase the complexity and compliance burden around Medicare Part B reporting.
Our price and price reporting obligations are complex, vary across drug products and programs, continue to evolve, and are often subject to interpretation by agencies and courts. These interpretations may change over time, and complex methodologies and related assumptions used in making calculations under these programs are subject to review and challenge. In October 2025, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents pertaining to our government price reporting for AMVUTTRA, ONPATTRO, OXLUMO and GIVLAARI, including certain fee and discount arrangements with distributors, and certain other related documents and communications. Any inaccuracies in our prior reporting may lead to recalculations and restatements, which may increase our historic liability. Further, civil monetary or other penalties may be applied if we fail to pay required rebates or other amounts, if we are found to have knowingly submitted false pricing or product information to the government, or if we are found to have made other misrepresentations or errors in our pricing submissions. Government agencies also could decide to terminate our relevant government agreements, in which case federal government reimbursement would not be available under Medicaid or Medicare Part B for our products. In addition, potential policy changes by the current presidential administration may introduce additional uncertainty for our business. These could include changes to the level of scrutiny applied by the Health Resources and Services Administration to enforce non-compliance with the 340B Drug Pricing Program, new price restrictions on products we sell to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multi-source markets. Any such policy shifts could significantly impact our business and operations.
Increasingly, states are enacting legislation requiring manufacturers to report drug pricing information. States, however, have not always clearly defined their reporting requirements, which may result in manufacturers inadvertently failing to properly disclose the required pricing information. Complying with federal and state programs and future changes to these programs can be complex and cost-and resource-intensive, and could have a material adverse effect on our business, prospects, operating results and financial condition.

There is a substantial risk of product liability claims in our business. If we are unable to obtain sufficient insurance, a product liability claim against us could adversely affect our business, prospects, operating results and financial condition.
Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. Such claims might not be fully covered by product liability insurance. In addition, product liability claims could result in an FDA investigation of the safety and effectiveness of our approved products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any product liability insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.
Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements or insider trading violations, which could significantly harm our business, prospects, operating results and financial condition.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with governmental regulations, including healthcare fraud and abuse and anti-kickback laws and regulations in the U.S. and abroad, or failure to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. As discussed in the Risk Factor above captioned “If we fail to comply with broad and complex healthcare and other laws, we could face substantial penalties and our business, operations, and financial condition could be adversely affected,” these laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including improper trading based upon, material information obtained in the course of clinical trials or other material non-public information, which could result in regulatory sanctions and serious harm to our reputation. We maintain a global compliance program and remain focused on its evolution and enhancement. Our program includes efforts such as risk assessment and monitoring, fostering a speak-up culture encouraging employees and third parties to raise good faith questions or concerns, and defined processes and systems for reviewing and remediating allegations and identified potential concerns. It is not always possible, however, to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, operating results and financial condition, including the imposition of significant fines or other sanctions.
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
Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we may rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly as part of collaborations. The process of obtaining patent protection is expensive and time-consuming. If we or our collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business may be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. While issued patents are presumed valid, this does not guarantee that the patent will survive a validity challenge or be held enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, adjudged unenforceable or circumvented by parties attempting to design around our intellectual property. Moreover, third parties may commence administrative proceedings that challenge the validity, enforceability, inventorship, or ownership of our patents or patent applications. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications, would be costly, would require significant time and attention of our management, could reduce or eliminate milestone and/or royalty payments to us from third party licensors and could have a material adverse effect on our business.
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
As the field of RNAi therapeutics continues to mature, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as derivation, re-examination and opposition proceedings, as well as pre- and post-grant review proceedings in various patent offices relating to patent rights in the RNAi field. In addition, third parties may challenge the validity of our patents. We expect that challenges will be raised relating to patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business, prospects, operating results and financial condition if we are not successful in defending the patentability and scope of our pending and issued patent claims. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business, prospects, operating results and financial condition and on our ability to successfully compete in the field of RNAi.
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
Competitors could enter the market with generic versions of AMVUTTRA or our or our collaborators’ other marketed products developed in collaboration with us, which may result in a material decline in sales of affected product(s).
Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or an ANDA, seeking approval of a generic copy of an approved, innovator product such as AMVUTTRA or our or our collaborators’ other marketed products developed in collaboration with us. Under the Hatch-Waxman Act, a manufacturer may also submit a 505(b)(2) application that references the FDA’s finding of safety and effectiveness of a previously approved innovator product. A 505(b)(2) application product may be for a new or improved version of the original innovator product. Innovative products may be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities, three years for changes to an approved drug requiring a new clinical study, and seven years for orphan drugs), which preclude FDA approval (or in some circumstances, FDA filing and review of) an ANDA or 505(b)(2) application relying on the FDA’s finding of safety and effectiveness for the innovative drug. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the Orange Book. If there are patents listed in the Orange Book, a generic applicant that seeks to market its product before expiration of the patents must include a Paragraph IV certification in the ANDA or 505(b)(2) application challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the Paragraph IV certification must be given to the innovator, and if within 45 days of receiving notice the innovator sues to enforce its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.
In January 2026, our collaborator, Novartis, received notice of a Paragraph IV certification for Leqvio. Novartis has 45 days from the date it received the notice to initiate a patent infringement lawsuit in order for the court to impose the 30-month stay. Novartis is responsible for enforcing our Orange Book patents relating to Leqvio, in consultation with us, and our views may differ from theirs with respect to process or strategy, and we have a reduced ability to control the outcome of the litigation. We cannot predict the outcome of any litigation to enforce the Leqvio patents, nor can we predict whether there will be additional ANDA filings or 505(b)(2) applications for Leqvio, or whether there will be ANDA filings for AMVUTTRA or our or our collaborators’ other product candidates developed in collaboration with us.
There have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products. For instance, in December 2019, the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted, which provides a legislatively defined private right of action under which eligible product developers can bring suit against companies who refuse to sell sufficient quantities of their branded products on commercially reasonable, market-based terms to support such eligible product developers’ marketing applications.
We and our collaborators may not be successful in securing or maintaining proprietary patent protection for our marketed products. Moreover, if any patents that are granted and listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could more immediately face generic competition and its sales would likely decline materially. For instance, if the existing ANDA filers or additional competitors are able to enter the market with generic versions of Leqvio, Novartis’ sales of Leqvio could materially decline which could have an adverse impact on the royalties that we receive on Leqvio sales.
If we become involved in intellectual property litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, and in the case of such litigation or proceedings against us, substantial liability for damages or be required to stop our product development and commercialization efforts.
Third parties may sue us for infringing their patent rights. For example, in December 2024, the Board of Regents of the University of Texas System, or the University of Texas, filed a lawsuit in the United States District Court for the Western District of Texas, alleging that we infringe one of the University of Texas’ patents by making, using and commercializing ONPATTRO in the U.S. In February 2025, we filed a motion to dismiss for improper venue and an alternative motion to transfer the case to the U.S. District Court for the District of Massachusetts. On July 2, 2025, the Court denied the motion to dismiss and to transfer the case without prejudice, and we filed a renewed motion to dismiss and to transfer the case on September 24, 2025. On December 15, 2025, the court granted in part and denied in part our motion to dismiss and ordered the case transferred to the U.S. District Court for the District of Massachusetts after determining that venue was improper in the Western District of Texas. Third parties may also claim that we have improperly obtained or used their confidential or proprietary information.
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
We may need to resort to litigation to enforce patents issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. In March 2022, we filed separate lawsuits in United States District Court for the District of Delaware against Moderna and Pfizer, seeking damages for patent infringement in the parties’ manufacture and sale of their messenger RNA COVID-19 vaccines. In August 2025, we entered a settlement agreement with Pfizer, and in September 2025, we entered a settlement agreement with Moderna, resolving all claims in both actions.
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
For example, AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy, competes with VYNDAQEL/VYNDAMAX (tafamidis), which is marketed by Pfizer, and ATTRUBY (acoramidis), which is marketed by BridgeBio, both of which are approved to treat ATTR amyloidosis with cardiomyopathy. While we believe AMVUTTRA has a competitive profile for the treatment of patients with ATTR amyloidosis with cardiomyopathy, both VYNDAQEL/VYNDAMAX and ATTRUBY are administered in pill form and are available in the U.S. at lower list prices than AMVUTTRA, which may impact our ability to compete favorably with these products and may adversely affect AMVUTTRA’s market share and net product revenue. We are also aware of other product candidates in clinical development for the treatment of ATTR amyloidosis with cardiomyopathy, including WAINUA (eplontersen), which is being developed by Ionis and AstraZeneca plc, or AstraZeneca, and is in Phase 3 clinical development; nexiguran ziclumeran (formerly NTLA-2001), which is being developed by Intellia Therapeutics, Inc. and Regeneron and is in Phase 3 clinical development; cliramitug (formerly ALXN220/NI006), which is being developed by Neurimmune AG and Alexion Pharmaceuticals, Inc. (a subsidiary of AstraZeneca) and is in Phase 3 clinical development; coramitug (NNC-6019-0001), which is being developed by Novo Nordisk and is in Phase 3 clinical development; ART-001 which is being developed by Accuredit Therapeutics and is in Phase 2 clinical development (China only); YOLT-201 which is being developed by YolTech and is in Phase 2 clinical development (China only); and AT-02, which is being developed by Attralus, Inc. and is in Phase 1 clinical development; and BPR-30221616, which his being developed by Chengdu Beite Pharma and is in Phase 1 clinical development (China only). We expect to face competition from any of these and potentially other additional new drugs that enter the market to treat patients with ATTR amyloidosis with cardiomyopathy.
AMVUTTRA and ONPATTRO are also approved in certain jurisdictions for the treatment of certain patients with hATTR amyloidosis with polyneuropathy. We are aware of other approved products used to treat this disease, including WAINUA (eplontersen), VYNDAQEL/VYNDAMAX (tafamidis), and TEGSEDI (inotersen), which is marketed by Ionis. There are also product candidates in various stages of clinical development for the treatment of hATTR amyloidosis patients with polyneuropathy, including nexiguran ziclumeran (nex-z, formerly NTLA-2001), which is in Phase 3 clinical development; ART-001, which is being developed by Accuredit Therapeutics and is in Phase 2 clinical development (China only); and YOLT-201, which is being developed by YolTech and is planned for Phase 3 clinical development after recent completion of its Phase 2 clinical trial (China only). AMVUTTRA and ONPATTRO may face continued competitive pressures from these approved products and product candidates, or others, which could adversely affect their market share and net product revenues.
We are aware of approved products and product candidates in various stages of clinical development for the treatment of PH1 that would compete with OXLUMO, our RNAi therapeutic approved in the U.S. and EU for the treatment of this disease, including Novo Nordisk’s RIVFLOZA (nedosiran), which was approved for the treatment of PH1 in September 2023 and launched in the U.S. in early 2024. RIVFLOZA is a once-monthly subcutaneous RNAi therapy that was developed by Dicerna. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to lumasiran and Dicerna’s nedosiran. In addition, several companies have investigational drugs in clinical development for the treatment of PH1, including Biocodex, Inc. in collaboration with M8 Pharmaceuticals, Inc., and YolTech.
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
In addition to the competition we face from competing drugs in general, we and our collaborators also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working to develop RNAi therapeutic products. Some of these companies are seeking, as we are, to develop chemically synthesized siRNAs as drugs. Others are following a gene therapy approach, with the goal of treating patients with synthetic, exogenously-introduced genes designed to produce siRNA-like molecules within cells. Companies working on chemically synthesized siRNAs include, but are not limited to, ADARx Pharmaceuticals, Inc., Amgen Inc., Argo Biopharmaceutical Co., Ltd., Aro Biotherapeutics, Arrowhead and its collaborators, AstraZeneca, Dyne Therapeutics, Inc., Eli Lilly and Company, GlaxoSmithKline plc, Novartis, Novo Nordisk A/S, SanegeneBio, Sarepta Therapeutics, Inc., Silence Therapeutics plc, Takeda Pharmaceutical Company Ltd., and Wave Life Sciences, Ltd., as well as our collaborators Regeneron, Roche, Sanofi and Vir. In addition, we granted licenses or options for licenses to Ionis, Benitec Biopharma Ltd., Arrowhead, Arbutus, Sylentis and other companies under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than we do. In addition, as a result of agreements that we have entered into, Takeda has obtained a non-exclusive license, and Arrowhead, as the assignee of Novartis, has obtained specific exclusive licenses for 30 gene targets, that include access to certain aspects of our technology.
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
Our stock price has been and may in the future be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme price and volume volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock in the future could be significantly and adversely affected by many factors, including:
•the information contained in our quarterly earnings releases and other public announcements, including updates regarding AMVUTTRA and our or our collaborators’ other commercialized products or product candidates, our net product and collaboration revenues and operating expenses for completed periods and financial guidance regarding future periods;
•the success of existing or new competitive products or technologies;
•regulatory actions with respect to our or our collaborators’ products or product candidates;
•announcements by us or our competitors of significant acquisitions, collaborations, joint ventures, collaborations or capital commitments;
•the timing and results of clinical trials, or emerging real world evidence, for our or our collaborators’ product candidates;
•commencement or termination of collaborations for our development programs;
•failure or discontinuation of any of our or our collaborators’ development programs;
•results of clinical trials, or emerging real world evidence, for our competitors’ products or product candidates;
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
•failure to meet our financial guidance or expectations of investors or any of the securities analysts that cover us;
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of December 31, 2025, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If we, our officers or directors, or our significant stockholders sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
As of December 31, 2025, we had $1.02 billion in total aggregate principal amount of Notes issued and outstanding. The interest rate for the 2027 Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The 2028 Notes do not bear regular interest. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. From time to time, we may repurchase, redeem or otherwise extinguish any of our outstanding notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding notes pursuant to the terms of the applicable indenture. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have in place a cross-functional, enterprise-wide cybersecurity program that is integrated into our overall enterprise risk management process and strategy and has direct involvement from our senior management and board oversight. Our cybersecurity program is based on industry standards.
To assess, identify, and manage material risks from cybersecurity threats to our information systems and the associated costs, our cybersecurity program prioritizes using a risk-based approach that prevents and detects threats. As part of this program, we conduct continuous monitoring for anomalous behavior using a third-party security operations center. In addition, we conduct an annual cybersecurity assessment in conjunction with our third-party consultant that specializes in information security, and we incorporate recommendations from the assessment into our cybersecurity strategy, as appropriate. This assessment process considers the nature of our business, requirements from our internal and external stakeholders, and industry trends and risks, including new and emerging risks. By continuously assessing the cybersecurity landscape, we develop targeted strategies that identify and address the risks most likely to impact our company. We also conduct at least one cybersecurity incident tabletop exercise each year to test and enhance our incident response plans.
Our cybersecurity program is designed to detect and prevent disruption to critical information systems, minimize the loss or manipulation of sensitive information, efficiently remediate and recover from cybersecurity incidents and ensure compliance with regulations and disclosure requirements. Pursuant to our processes, when a cybersecurity incident occurs, we convene a cross-functional incident response team whose membership is dictated by the severity of the incident but in all instances includes representatives from our information technology, legal and finance departments. This cross-functional representation allows us to leverage diverse perspectives and expertise when addressing cybersecurity events and to analyze the potential financial, legal, operational, and reputational implications of an incident, thereby enabling us to make informed decisions and take appropriate actions. This incident response framework further enables us to quickly assess the severity of cybersecurity incidents and support materiality determination of incidents based on pre-defined criteria that considers both quantitative and qualitative factors to determine the appropriate response. If we determine that an incident is not material, we continue to monitor it for subsequent developments.
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
We maintain insurance to provide coverage for a portion of the losses and damages that may result from a range of cybersecurity incidents. Such insurance is subject to several exclusions and may not cover the total loss or damage caused by an incident. Consequently, costs related to incidents may not be covered by insurance.
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
Governance
Our board of directors is responsible for cybersecurity risk management and oversight of our cybersecurity program. The nominating and corporate governance committee of the board of directors provides oversight of the program to identify, assess, manage and monitor cybersecurity risks. The nominating and corporate governance committee regularly reviews technology strategies, physical and cybersecurity threat assessments, emerging issues and related initiatives. In addition, the audit committee of the board of directors coordinates the board of directors’ oversight of our disclosure controls and procedures and ensures that we have in place appropriate internal controls, risk assessment policies and procedures, incident response plans and reporting mechanisms. The nominating and corporate governance committee coordinates with the board of directors and audit committee, as appropriate, on matters related to cybersecurity risk.
Our board of directors delegates execution of our cybersecurity program to our chief information security officer, or CISO, who is responsible for the day-to-day management of our cybersecurity program. Our CISO has over 25 years of information security and information technology risk expertise in multiple industries, including defense, manufacturing, financial and life sciences, and holds industry standard certifications. Our CISO, together with our chief information officer, or CIO, provides at least two presentations each year to our board of directors or nominating and corporate governance committee on, security program updates and ongoing risks, with additional updates being provided on an as-needed basis. Our CISO also meets periodically with our senior leadership team to review metrics on readiness, incidents, mitigations and remediation. In addition, our internal audit team performs periodic audits of our systems and cybersecurity processes, the results of which are reported to the audit committee and our senior management team.
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
ITEM 2. PROPERTIES
Our operations are based primarily in Cambridge, Massachusetts; Zug, Switzerland; Maidenhead, United Kingdom; Amsterdam, Netherlands; and Tokyo, Japan. A description of certain of the facilities we lease or own as of January 31, 2026 is included in the table below.

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
675 West Kendall Street Henri A. Termeer Square Cambridge, Massachusetts	Corporate headquarters and primary research facility	295,000	January 2034	Two five-year terms
300 Third Street Cambridge, Massachusetts	Office space and additional research facility	129,000	January 2034	Two five-year terms
101 Main Street Cambridge, Massachusetts	Office space	23,350	June 2029	Two two-year terms
20 Commerce Way Norton, Massachusetts	GMP manufacturing	200,000	Owned	Owned
665 Concord Avenue Cambridge, Massachusetts	GMP manufacturing	15,000	September 2027	One five-year term
Grafenauweg 2 & 4 6300 Zug, Switzerland	International headquarters	15,800	May 2029	One five-year term
27 Market Street, Maidenhead Berkshire, United Kingdom	Office space	15,600	October 2035	One five-year term
Wisdom Cross Tower Antonio Vivaldistraat 150 Amsterdam, Netherlands	Office space	12,500	April 2030	One five-year term
Pacific Century Place 1-Chome-11-1 Marunouchi Chiyoda-ku Tokyo, Japan	Office space	12,700	May 2028	None
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
Holders of Record
At January 31, 2026, there were 23 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
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
The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on the last trading day of 2020, to the close of the last trading day of 2025, in each of our common stock and the selected indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
12/31/2025
Alnylam Pharmaceuticals, Inc.
Nasdaq Biotechnology Total Return
Nasdaq Composite Total Return

Comparison of Five-Year Cumulative Total Return
Among Alnylam Pharmaceuticals, Inc.,
Nasdaq Composite Total Return and Nasdaq Biotechnology Total Return

	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024	12/31/2025
Alnylam Pharmaceuticals, Inc.	$100.00	$130.48	$182.85	$147.27	$181.05	$305.96
Nasdaq Composite Total Return	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Nasdaq Biotechnology Total Return	$100.00	$100.02	$89.90	$94.03	$93.49	$124.75

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
As described in Part I, Item 1. “Business” of this Annual Report on Form 10-K, we currently have six products that have received marketing approval, including two products marketed by our collaborators, and multiple late-stage investigational programs advancing towards potential commercialization.
We achieved profitability for the first time in 2025, with full-year net product revenues of approximately $3.0 billion, driven primarily by strong growth in our TTR franchise. Nevertheless, we have incurred significant losses since inception and, as of December 31, 2025, we had an accumulated deficit of $6.70 billion. Historically, we generated losses primarily from costs associated with research and development activities; acquiring, filing and protecting our intellectual property rights; and selling, general and administrative activities. With the achievement of profitability in 2025, going forward we expect to be able to fund our operations primarily from product revenues, which we expect will be supplemented by collaboration revenue and royalty revenue from products commercialized by our collaborators.
We expect to continue investing significantly in research and development to advance our RNAi platform and clinical pipeline. These planned expenditures include costs associated with our activities as we (i) progress our late-stage programs, including the Phase 3 TRITON-PN and TRITON-CM clinical trials of nucresiran (our next generation TTR silencer) in patients with hATTR-PN and ATTR-CM, respectively, and the Phase 3 ZENITH cardiovascular outcomes trial of zilebesiran in patients with uncontrolled hypertension, all three of which we initiated in 2025; (ii) progress our early stage clinical pipeline, including CNS and metabolic programs; (iii) continue our efforts to deliver RNAi therapeutics to additional tissues and to treat new disease areas; and (iv) selectively pursue complementary modalities through business development.
Through these investments, we plan to expand our efforts to discover, develop and commercialize the next wave of RNAi therapeutics and aim to achieve the goals associated with our Alnylam 2030 strategy. These goals include expanding to 10 tissue types and more than 40 clinical programs, delivering at least two new transformative medicines beyond TTR with blockbuster potential, investing approximately 30% of our revenues in non-GAAP R&D (including select external innovation), achieving 25%+ total revenue compound annual growth rate, and delivering approximately 30% non-GAAP operating margin through year-end 2030.
As of December 31, 2025, we generate worldwide product revenues from our four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S. and Europe. Collaboration revenues, in particular from our collaborations with Roche, Regeneron and Novartis, have also represented a meaningful portion of our total revenues in recent years. We expect our sources of potential funding for the next several years to be derived primarily from sales of our commercialized products, with contributions from our existing collaborations, including royalties on sales of Leqvio by Novartis and on sales of Qfitlia by Sanofi, and any new strategic collaborations that we may enter in the future. However, we and our collaborators may not be able to successfully market and sell our existing commercialized products or any approved products in the future. Moreover, our ongoing development and regulatory efforts may not be successful, and we and our collaborators may not be able to commence sales of any other products in the future. We anticipate that our operating results will continue to fluctuate for the foreseeable future and, therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Given the significant and growing contribution of AMVUTTRA to our total product revenues following regulatory approvals of AMVUTTRA for the treatment of ATTR-CM, our cost of goods sold, operating income and operating margin in 2025 were significantly impacted by the royalties we pay to Sanofi on global sales of AMVUTTRA under our TTR license agreements, and we expect this will continue in future years. Sanofi is eligible to receive tiered royalties on global annual net sales of AMVUTTRA across all indications in the following tiers: 15% of global annual net sales of $0 to $150.0 million; 17.5% of global annual net sales greater than $150.0 million to $300.0 million; 20% of global annual net sales greater than $300.0 million to $500.0 million; 25% of global annual net sales greater than $500.0 million to $1.50 billion; and 30% of global annual net sales in excess of $1.50 billion. There are no royalties owed on nucresiran, our next-generation investigational RNAi therapeutic, which is currently in development for the treatment of ATTR amyloidosis. Assuming successful development and regulatory approval, we believe that with its anticipated product profile, nucresiran has the potential to become a leading therapy for ATTR amyloidosis and to significantly improve our gross margins on product sales and our non-GAAP operating income margin.
Results of Operations
The following table summarizes the results of our operations:

	Years Ended December 31,			2025 vs 2024		2024 vs 2023
(In thousands, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Total revenues	$3,713,937	$2,248,243	$1,828,292	$1,465,694	65%	$419,951	23%
Total operating costs and expenses	$3,212,359	$2,425,128	$2,110,467	$787,231	32%	$314,661	15%
Income (loss) from operations	$501,578	$(176,885)	$(282,175)	$678,463	*	$105,290	(37)%
Total other expense, net	$(178,426)	$(200,490)	$(151,342)	$22,064	(11)%	$(49,148)	32%
(Provision for) benefit from income taxes	$(9,405)	$99,218	$(6,725)	$(108,623)	*	$105,943	*
Net income (loss)	$313,747	$(278,157)	$(440,242)	$591,904	*	$162,085	(37)%
* Not meaningful
For a discussion of our 2024 results and a comparison with 2023 results please refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 13, 2025.
Discussion of Results of Operations
Revenues
Total revenues consisted of the following:

	Years Ended December 31,			2025 vs 2024		2024 vs 2023
(In thousands, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Net product revenues	$2,986,549	$1,646,228	$1,241,474	$1,340,321	81%	$404,754	33%
Net revenues from collaborations	553,366	510,221	546,185	43,145	8%	(35,964)	(7)%
Royalty revenue	174,022	91,794	40,633	82,228	90%	51,161	126%
Total revenues	$3,713,937	$2,248,243	$1,828,292	$1,465,694	65%	$419,951	23%

Net Product Revenues
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR,” which includes AMVUTTRA and ONPATTRO, and “Rare,” which includes GIVLAARI and OXLUMO) consisted of the following:

	Years Ended December 31,			2025 vs 2024		2024 vs 2023
(In thousands, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
AMVUTTRA
United States	$1,731,222	$630,613	$411,169	$1,100,609	175%	$219,444	53%
Europe	405,899	235,441	70,898	170,458	72%	164,543	232%
Rest of World	176,715	104,396	75,771	72,319	69%	28,625	38%
Total	2,313,836	970,450	557,838	1,343,386	138%	412,612	74%

ONPATTRO
United States	62,126	74,787	97,739	(12,661)	(17)%	(22,952)	(23)%
Europe	79,429	134,197	210,916	(54,768)	(41)%	(76,719)	(36)%
Rest of World	31,234	43,873	45,891	(12,639)	(29)%	(2,018)	(4)%
Total	172,789	252,857	354,546	(80,068)	(32)%	(101,689)	(29)%

Total TTR	2,486,625	1,223,307	912,384	1,263,318	103%	310,923	34%

GIVLAARI
United States	205,715	165,373	141,954	40,342	24%	23,419	16%
Europe	77,715	65,906	57,498	11,809	18%	8,408	15%
Rest of World	25,057	24,592	19,799	465	2%	4,793	24%
Total	308,487	255,871	219,251	52,616	21%	36,620	17%

OXLUMO
United States	68,467	62,766	38,159	5,701	9%	24,607	64%
Europe	88,049	80,753	60,025	7,296	9%	20,728	35%
Rest of World	34,921	23,531	11,655	11,390	48%	11,876	102%
Total	191,437	167,050	109,839	24,387	15%	57,211	52%

Total Rare	499,924	422,921	329,090	77,003	18%	93,831	29%

Total net product revenues	$2,986,549	$1,646,228	$1,241,474	$1,340,321	81%	$404,754	33%
Net product revenues increased during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to growth from AMVUTTRA revenues driven by increased patient demand, mainly in patients with ATTR-CM in the U.S., which was partially offset by a decreased number of patients on ONPATTRO, and due to growth from an increased number of patients on GIVLAARI and OXLUMO.
Please see Note 3, Net Product Revenues, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for balances and activity in each product revenue allowance and reserve category for the years ended December 31, 2025 and 2024.

Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations and royalty revenue consisted of the following:

	Years Ended December 31,			2025 vs 2024		2024 vs 2023
(In thousands, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Roche	$394,881	$119,489	$337,802	$275,392	230%	$(218,313)	(65)%
Regeneron Pharmaceuticals	113,957	302,798	100,468	(188,841)	(62)%	202,330	201%
Novartis AG	—	79,759	86,727	(79,759)	(100)%	(6,968)	(8)%
Other	44,528	8,175	21,188	36,353	445%	(13,013)	(61)%
Total net revenues from collaborations	$553,366	$510,221	$546,185	$43,145	8%	$(35,964)	(7)%

Royalty revenue	$174,022	$91,794	$40,633	$82,228	90%	$51,161	126%
Net revenues from collaborations increased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily driven by:
•recognition of $300.0 million of milestone revenue under our collaboration with Roche in September 2025 associated with the dosing of the first patient in the ZENITH Phase 3 clinical trial of zilebesiran; and
•recognition of a $30.0 million payment in connection with the amendment to our agreement with Vir Biotechnology in March 2025.
Partially offset by:
•recognition of $185.0 million of revenue under our collaboration with Regeneron during the year ended December 31, 2024, as we modified the collaboration agreement in June 2024 and provided Regeneron with an exclusive license to develop, manufacture and commercialize cemdisiran as a monotherapy;
•recognition of $65.0 million of milestone revenue under our collaboration with Roche during the year ended December 31, 2024 associated with the dosing of the first patient in the KARDIA-3 Phase 2 clinical trial of zilebesiran; and
•revenue recognized under our license agreement with Novartis associated with the achievement of a specified Leqvio commercialization milestone during the year ended December 31, 2024.
Royalty revenue increased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to increased volume and rate of royalties earned from global net sales of Leqvio by Novartis.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors, including the level of work reimbursed by collaborators, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio. We expect net revenues from collaborations will decrease in 2026, as compared to 2025, due to the $300.0 million of milestone revenue that we recognized under our Roche Collaboration and License Agreement in the year ended December 31, 2025. We expect our royalty revenue will increase in 2026, as compared to 2025, primarily due to the continued growth of royalties earned from global net sales of Leqvio by Novartis.
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

Operating Costs and Expenses
Operating costs and expenses consisted of the following:

	Years Ended December 31,			2025 vs 2024		2024 vs 2023
(In thousands, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Cost of goods sold	$677,166	$306,513	$268,216	$370,653	121%	$38,297	14%
Cost of goods sold as a percentage of net product revenues	22.7%	18.6%	21.6%

Cost of collaborations and royalties	4,705	16,857	42,190	(12,152)	(72)%	(25,333)	(60)%
Research and development	1,319,775	1,126,232	1,004,415	193,543	17%	121,817	12%
Selling, general and administrative	1,210,713	975,526	795,646	235,187	24%	179,880	23%
Total	$3,212,359	$2,425,128	$2,110,467	$787,231	32%	$314,661	15%
Cost of Goods Sold
Cost of goods sold as a percentage of net product revenues increased to 22.7% for the year ended December 31, 2025, as compared to 18.6% for the year ended December 31, 2024, primarily as a result of increased sales of AMVUTTRA and an associated increase in the blended royalty rate payable on net sales of AMVUTTRA.
We expect our cost of goods sold, including cost of goods sold as a percentage of net product revenues, will increase during 2026, as compared to 2025, primarily as a result of an expected increase in sales of AMVUTTRA and an associated increase in the royalty rate payable on net sales of AMVUTTRA.
Cost of Collaborations and Royalties
Cost of collaborations and royalties decreased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to decreased demand for GalNAc material supplied to our collaborators in support of certain product manufacturing as our collaborators transition to producing the material independently.
We expect our cost of collaborations and royalties will decrease during 2026, as compared to 2025, primarily as a result of our collaborators having transitioned to producing GalNAc material independently.
Research and Development
Research and development expenses consisted of the following:

	Years Ended December 31,			2025 vs 2024		2024 vs 2023
(In thousands, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Clinical research and outside services	$640,672	$509,129	$485,732	$131,543	26%	$23,397	5%
Compensation and related	362,813	327,929	260,423	34,884	11%	67,506	26%
Occupancy and all other costs(1)	162,895	161,425	160,987	1,470	1%	438	—%
Stock-based compensation	153,395	127,749	97,273	25,646	20%	30,476	31%
Total research and development	$1,319,775	$1,126,232	$1,004,415	$193,543	17%	$121,817	12%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Research and development expenses increased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the following:
•increased clinical trial expenses for the ZENITH Phase 3 clinical trial of zilebesiran, the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR-CM and the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR-PN;
•increased employee compensation and related expenses to support our research and development pipeline and development expenses; and
•increased stock-based compensation expense.
Partially offset by:

•decreased expenses within other clinical programs, in particular for the KARDIA-1 and KARDIA-2 Phase 2 clinical trials of zilebesiran and the HELIOS-B Phase 3 clinical trial of vutrisiran in patients with ATTR-CM due to the wind-down of clinical activities.
Selling, General and Administrative
Selling, general and administrative expenses consisted of the following:

	Years Ended December 31,			2025 vs 2024		2024 vs 2023
(In thousands, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Compensation and related	$473,462	$386,743	$298,888	$86,719	22%	$87,855	29%
Consulting and professional services	348,976	274,539	226,664	74,437	27%	47,875	21%
Occupancy and all other costs(1)	193,435	169,909	145,687	23,526	14%	24,222	17%
Stock-based compensation	194,840	144,335	124,407	50,505	35%	19,928	16%
Total selling, general and administrative	$1,210,713	$975,526	$795,646	$235,187	24%	$179,880	23%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Selling, general and administrative expenses increased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to higher employee compensation costs, including stock-based compensation, mainly driven by higher headcount, and increased marketing investment associated with the commercial launch of AMVUTTRA in ATTR-CM.
We expect that research and development expenses combined with selling, general and administrative expenses will increase during 2026, as compared to 2025, as we continue to launch our current commercial products into new markets, prepare for future commercial product launches, including the continued launch of AMVUTTRA for the treatment of ATTR-CM, advance our product candidates, including collaborated programs, into later-stage development, advance and develop our platform and preclinical pipeline, and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses based on our determinations regarding the probability of vesting for performance-based awards.
Other (Expense) Income
Other (expense) income consisted of the following:

	Years Ended December 31,			2025 vs 2024		2024 vs 2023
(In thousands, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Interest expense	$(252,627)	$(141,858)	$(121,221)	$(110,769)	78%	$(20,637)	17%
Interest income	111,470	121,992	95,561	(10,522)	(9)%	26,431	28%
Loss related to convertible debt	(42,473)	—	—	(42,473)	N/A	—	N/A
Other income (expense), net
Realized and unrealized losses on marketable equity securities	(2,306)	(3,022)	(16,944)	716	(24)%	13,922	(82)%
Change in fair value of development derivative liability	—	(170,770)	(90,997)	170,770	(100)%	(79,773)	88%
Other	7,510	(6,832)	(17,741)	14,342	*	10,909	(61)%
Total other expense, net	$(178,426)	$(200,490)	$(151,342)	$22,064	(11)%	$(49,148)	32%
* Not meaningful
Total other expense, net decreased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to:
•decreased loss associated with the change in fair value of the development derivative liability as a result of the adoption of Accounting Standards Update 2025-07, or ASU 2025-07, as discussed in Note 2, Summary of Significant Accounting Policies and Note 9, Liabilities Related To The Sale Of Future Royalties And Development Funding, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Partially offset by:
•increased interest expense associated with the vutrisiran and zilebesiran development funding liabilities as a result of the adoption of ASU 2025-07; and
•loss related to convertible debt representing an inducement expense in connection with the partial repurchases of our 1.00% Convertible Senior Notes due 2027, or the 2027 Notes, in September and December 2025.
(Provision for) Benefit from Income Taxes
(Provision for) benefit from income taxes was as follows:

	Years Ended December 31,			2025 vs 2024		2024 vs 2023
(In thousands, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
(Provision for) benefit from income taxes	$(9,405)	$99,218	$(6,725)	$(108,623)	*	$105,943	*
* Not meaningful
We recorded a provision for income taxes of $9.4 million for the year ended December 31, 2025 and a benefit from income taxes of $99.2 million for the year ended December 31, 2024. The provision for income taxes for the year ended December 31, 2025 primarily related to U.S. state income taxes, utilization of Switzerland net deferred tax assets, as well as taxable income from jurisdictions in which we are subject to tax. For the year ended December 31, 2025, we maintained a full valuation allowance against our net deferred tax assets in the U.S. Based on our recent financial performance and our future projections, we could record a reversal of all or a portion of the U.S. valuation allowance within the foreseeable future. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Years Ended December 31,			$ Change
(In thousands)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net cash provided by (used in):
Operating activities	$524,080	$(8,312)	$104,156	$532,392	$(112,468)
Investing activities	$436,329	$(116,840)	$(336,350)	$553,169	$219,510
Financing activities	$(305,190)	$294,159	$172,131	$(599,349)	$122,028
Operating Activities
During the year ended December 31, 2025, net cash provided by operating activities was $524.1 million, whereas during the year ended December 31, 2024 net cash used in operating activities was $8.3 million. This was primarily driven by stronger cash receipts from increased product sales during the year ended December 31, 2025, as compared to the year ended December 31, 2024, partially offset by increased employee compensation costs and higher interest payments.
Investing Activities
During the year ended December 31, 2025, net cash provided by investing activities was $436.3 million, whereas during the year ended December 31, 2024 net cash used in investing activities was $116.8 million. This was primarily attributed to the timing of sales, maturities, and purchases of our marketable securities during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Financing Activities
During the year ended December 31, 2025, net cash used in financing activities was $305.2 million, whereas during the year ended December 31, 2024 net cash provided by financing activities was $294.2 million. This was primarily due to $1.15 billion paid for the repurchase of $672.2 million aggregate principal amount of our 2027 Notes during the year ended December 31, 2025, partially offset by $645.7 million of net proceeds from our offering of the 0.00% Convertible Senior Notes due 2028 in the aggregate principal amount of $661.3 million, $35.3 million of which was used to pay the cost of the related capped call transactions. Additionally, we collected lower net proceeds from the issuance of common stock in connection with stock option exercises during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of December 31, 2025, have six marketed products, including two products commercialized by collaborators. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we may incur additional operating losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property, including our patent portfolio, collaborations and general corporate activities.
Based on our current operating plan, we believe that our cash, cash equivalents, marketable securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, and available borrowing capacity under the revolving credit agreement as of December 31, 2025 will be sufficient to satisfy our near-term capital and operating needs for at least 12 months from the filing of this Annual Report on Form 10-K. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:
•Amounts related to future lease payments for operating lease obligations as of December 31, 2025 totaled $366.3 million, with $48.1 million expected to be paid within the next 12 months.
•Cash outflows for capital expenditures were $58.7 million in 2025 and $34.3 million in 2024. We expect capital expenditures to increase in 2026 to support the increase in our manufacturing and production capacity needs.
•As of December 31, 2025, the carrying value of our convertible debt was $1.01 billion, of which we do not expect to make payments on principal within the next 12 months.
•Payments to Blackstone associated with the liability related to the sale of future Leqvio royalties were $118.0 million in 2025, with an estimated $126.7 million to be paid within the next 12 months.
•Payments associated with an achieved development milestone for the zilebesiran development funding liability due to Blackstone were $21.1 million in 2025, with the same amount expected to be paid within the next 12 months. Payments associated with an achieved development milestone for the vutrisiran development funding liability due to Blackstone were $65.6 million in 2025, and we expect to pay $87.5 million within the next 12 months.
Since we commenced operations in 2002, we have generated significant losses and as of December 31, 2025, we had an accumulated deficit of $6.70 billion. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $2.91 billion, compared to $2.69 billion as of December 31, 2024.
Due to numerous factors described in more detail under the caption Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K, we may require significant additional funds earlier than we currently expect in order to continue to commercialize AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
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
The estimates for our product revenue allowances and accruals are most significantly affected by chargebacks, which are contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to the customer who directly purchases from us, and rebates that represent discount obligations under government programs, including Medicare and Medicaid in the U.S. and similar programs in certain other countries, including countries in which we are accruing for estimated rebates because final pricing has not yet been negotiated.

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
Liabilities Related to the Sale of Future Royalties and Development Funding
We account for the liabilities related to the sale of future royalties and development funding as debt financings. Interest on these liabilities is recognized using the effective interest rate method over the life of the related repayment period.
The liabilities related to the sale of future royalties and development funding and the related interest expense are based on our current estimates of future royalties and milestones expected to be paid and received over the life of the arrangement, which we determine by using third-party data to estimate Leqvio’s and AMVUTTRA’s global net revenues. We periodically assess the expected payments and to the extent the amount or timing of our future estimated payments is materially different than our previous estimates, we account for any such change by prospectively adjusting the effective interest rate and related non-cash interest expense.
An increase or decrease of 10% to the interest rate would result in an increase or decrease to our liability related to the sale of future royalties and development funding of approximately $42.1 million as of December 31, 2025. If realized, the change in value would affect interest expense over the remaining life of the agreements.
Recent Accounting Pronouncements
Please read Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a description of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk - Investment Portfolio. We invest a portion of our cash in a number of diversified fixed- and floating-rate securities consisting of cash equivalents and marketable debt securities related to our investment portfolio that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. As of December 31, 2025 and 2024, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in an immaterial decrease to the fair value of our holdings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Alnylam Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alnylam Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for liabilities related to development funding in 2025.
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
Liability Related to Sale of Future Royalties – Leqvio
As described in Notes 2 and 9 to the consolidated financial statements, the Company accounts for the liability related to the sale of future royalties as debt financing. Interest on the liability is recognized using the effective interest rate method over the repayment period. The liability related to the sale of future royalties and the related interest expense for Leqvio are based on management’s current estimates of future royalties expected to be paid over the life of the arrangement, which management determines by using third-party data to estimate Leqvio’s global net revenue. At each balance sheet date, management assesses the expected payments and prospectively adjusts the effective interest rate and the related interest expense. As of and for the year ended December 31, 2025, respectively, the Company’s liability related to the sale of future royalties for Leqvio was $1.48 billion and the related interest expense was $149.8 million.
The principal consideration for our determination that performing procedures relating to the liability related to sale of future royalties for Leqvio is a critical audit matter is a high degree of auditor effort in performing procedures related to the liability.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the liability related to the sale of future royalties. These procedures also included, among others (i) evaluating the appropriateness of the method used by management to determine the liability; (ii) obtaining and inspecting third-party data used to estimate Leqvio’s global net revenue; (iii) testing the completeness and accuracy of underlying data used to determine the liability; (iv) recalculating the liability, effective interest rate and the related interest expense; and (v) tracing relevant information, such as key terms and royalty rate, to the purchase agreement.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2026
We have served as the Company’s auditor since 2003.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,657,250	$966,428
Marketable debt securities	1,251,234	1,719,920
Marketable equity securities	—	8,156
Accounts receivable, net	777,567	405,308
Inventory	82,719	78,509
Prepaid expenses and other current assets	281,892	116,964
Total current assets	4,050,662	3,295,285
Property, plant and equipment, net	513,147	502,784
Operating lease right-of-use assets	194,916	191,148
Deferred tax assets	125,975	116,863
Restricted investments	22,170	68,593
Other assets	59,461	65,310
Total assets	$4,966,331	$4,239,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$115,721	$88,415
Accrued expenses	1,080,197	793,692
Operating lease liabilities	45,518	41,886
Deferred revenue	4,845	55,481
Liabilities related to the sale of future royalties and development funding	220,068	113,018
Development derivative liability	—	93,780
Total current liabilities	1,466,349	1,186,272
Operating lease liabilities, net of current portion	225,087	229,541
Convertible debt	1,007,784	1,024,621
Liabilities related to the sale of future royalties and development funding, net of current portion	1,470,341	1,334,353
Development derivative liability, net of current portion	—	393,139
Other liabilities	7,594	4,969
Total liabilities	4,177,155	4,172,895
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 132,376 shares issued and outstanding as of December 31, 2025; 129,294 shares issued and outstanding as of December 31, 2024	1,324	1,293
Additional paid-in capital	7,510,473	7,388,061
Accumulated other comprehensive loss	(20,097)	(34,518)
Accumulated deficit	(6,702,524)	(7,287,748)
Total stockholders' equity	789,176	67,088
Total liabilities and stockholders' equity	$4,966,331	$4,239,983
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Statements of Operations
Revenues:
Net product revenues	$2,986,549	$1,646,228	$1,241,474
Net revenues from collaborations	553,366	510,221	546,185
Royalty revenue	174,022	91,794	40,633
Total revenues	3,713,937	2,248,243	1,828,292
Operating costs and expenses:
Cost of goods sold	677,166	306,513	268,216
Cost of collaborations and royalties	4,705	16,857	42,190
Research and development	1,319,775	1,126,232	1,004,415
Selling, general and administrative	1,210,713	975,526	795,646
Total operating costs and expenses	3,212,359	2,425,128	2,110,467
Income (loss) from operations	501,578	(176,885)	(282,175)
Other expense:
Interest expense	(252,627)	(141,858)	(121,221)
Interest income	111,470	121,992	95,561
Loss related to convertible debt	(42,473)	—	—
Other income (expense), net	5,204	(180,624)	(125,682)
Total other expense, net	(178,426)	(200,490)	(151,342)
Income (loss) before income taxes	323,152	(377,375)	(433,517)
(Provision for) benefit from income taxes	(9,405)	99,218	(6,725)
Net income (loss)	$313,747	$(278,157)	$(440,242)

Net income (loss) per common share — basic	$2.39	$(2.18)	$(3.52)
Net income (loss) per common share — diluted	$2.33	$(2.18)	$(3.52)

Weighted-average common shares — basic	131,004	127,651	124,906
Weighted-average common shares — diluted	134,684	127,651	124,906

Statements of Comprehensive Income (Loss)
Net income (loss)	$313,747	$(278,157)	$(440,242)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	1,816	(4)	11,018
Foreign currency translation gains (losses)	11,624	(9,643)	11,922
Defined benefit pension plans, net of tax	981	(1,496)	(1,661)
Total other comprehensive income (loss)	14,421	(11,143)	21,279
Comprehensive income (loss)	$328,168	$(289,300)	$(418,963)
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2022	123,925	$1,240	$6,454,540	$(44,654)	$(6,569,349)	$(158,223)
Exercise of common stock options, net of tax withholdings	1,162	12	114,237	—	—	114,249
Issuance of common stock under equity plans	707	7	16,421	—	—	16,428
Stock-based compensation expense	—	—	225,865	—	—	225,865
Other comprehensive income	—	—	—	21,279	—	21,279
Net loss	—	—	—	—	(440,242)	(440,242)
Balance as of December 31, 2023	125,794	1,259	6,811,063	(23,375)	(7,009,591)	(220,644)
Exercise of common stock options, net of tax withholdings	2,504	25	284,256	—	—	284,281
Issuance of common stock under equity plans	996	9	17,425	—	—	17,434
Stock-based compensation expense	—	—	275,317	—	—	275,317
Other comprehensive loss	—	—	—	(11,143)	—	(11,143)
Net loss	—	—	—	—	(278,157)	(278,157)
Balance as of December 31, 2024	129,294	1,293	7,388,061	(34,518)	(7,287,748)	67,088
Cumulative effect adjustment from adoption of ASU 2025-07	—	—	—	—	271,477	271,477
Exercise of common stock options, net of tax withholdings	1,836	18	229,679	—	—	229,697
Issuance of common stock under equity plans	1,246	13	20,484	—	—	20,497
Stock-based compensation expense	—	—	352,745	—	—	352,745
Repurchase of 1.00% Convertible Senior Notes due 2027	—	—	(445,185)	—	—	(445,185)
Purchase of capped calls related to 0.00% Convertible Senior Notes due 2028	—	—	(35,311)	—	—	(35,311)
Other comprehensive income	—	—	—	14,421	—	14,421
Net income	—	—	—	—	313,747	313,747
Balance as of December 31, 2025	132,376	$1,324	$7,510,473	$(20,097)	$(6,702,524)	$789,176

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$313,747	$(278,157)	$(440,242)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,658	56,670	54,054
Non-cash interest expense on liabilities related to the sale of future royalties and development funding	238,399	127,133	106,554
Stock-based compensation expense	348,235	272,084	221,680
Realized and unrealized loss on marketable equity securities	2,306	3,022	16,944
Loss related to convertible debt	42,473	—	—
Change in fair value of development derivative liability	—	170,770	90,997
Deferred income taxes	(2,198)	(106,762)	(713)
Other	(29,758)	(38,988)	(2,379)
Changes in operating assets and liabilities:
Accounts receivable, net	(359,963)	(86,550)	(87,939)
Inventory	8,474	13,590	18,367
Prepaid expenses and other assets	(117,724)	3,229	(9,029)
Accounts payable, accrued expenses and other liabilities	75,066	91,093	80,840
Deferred revenue	(50,635)	(235,446)	55,022
Net cash provided by (used in) operating activities	524,080	(8,312)	104,156
Cash flows from investing activities:
Purchases of property, plant and equipment	(58,697)	(34,277)	(62,211)
Purchases of marketable securities	(1,305,081)	(1,634,911)	(1,823,501)
Sales and maturities of marketable securities	1,802,257	1,571,665	1,553,800
Proceeds from maturity of restricted investments	59,775	57,875	58,475
Purchases of restricted investments	(59,775)	(77,075)	(58,475)
Other investing activities	(2,150)	(117)	(4,438)
Net cash provided by (used in) investing activities	436,329	(116,840)	(336,350)
Cash flows from financing activities:
Proceeds from issuance of 0.00% Convertible Senior Notes due 2028, net	645,692	—	—
Purchases of capped calls related to 0.00% Convertible Senior Notes due 2028	(35,311)	—	—
Repayment of 1.00% Convertible Senior Notes due 2027	(1,154,913)	—	—
Payment of issuance costs for revolving credit agreement	(2,414)	—	—
Proceeds from exercise of stock options and other types of equity, net	250,028	302,951	147,464
Proceeds from liabilities related to the sale of future royalties and development funding	6,000	—	—
Repayment of liabilities related to the sale of future royalties and development funding	(14,272)	—	—
(Repayment of) proceeds from development derivative liability, net	—	(8,792)	24,667
Net cash (used in) provided by financing activities	(305,190)	294,159	172,131
Effect of exchange rate changes on cash, cash equivalents and restricted cash	34,936	(15,239)	6,391
Net increase (decrease) in cash, cash equivalents and restricted cash	690,155	153,768	(53,672)
Cash, cash equivalents and restricted cash, beginning of period	968,652	814,884	868,556
Cash, cash equivalents and restricted cash, end of period	$1,658,807	$968,652	$814,884
Supplemental disclosure of cash flows:
Cash paid for interest	$218,707	$67,578	$32,118
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$21,195	$9,309	$2,570
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$10,902	$2,324	$3,805
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS
Alnylam Pharmaceuticals, Inc. (also referred to as Alnylam, the Company, we, our or us) commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on ribonucleic acid interference, or RNAi. We are committed to the advancement of our company strategy of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact. Since inception, we have focused on discovering, developing and commercializing RNAi therapeutics by establishing and maintaining a strong intellectual property position in the RNAi field, establishing strategic collaborations with leading pharmaceutical and life sciences companies, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics globally, either independently or with our strategic collaborators. We have devoted substantially all of our efforts to business planning, research, development, manufacturing and commercializing biopharmaceuticals products, acquiring, filing and expanding our intellectual property rights, recruiting our management and technical staff, and raising capital.
As of December 31, 2025, we have six marketed products, including two products that are commercialized by collaborators, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the United States, or U.S., and Europe.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In our consolidated financial statements, we use estimates and assumptions related to our inventory valuation and related reserves, clinical accruals, liabilities related to the sale of future royalties and development funding, income taxes, deferred tax asset valuation allowances, revenue recognition, research and development expenses, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents, marketable securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, and available borrowing capacity under the revolving credit agreement, or the Revolving Credit Agreement, as of December 31, 2025, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Annual Report on Form 10-K. Please refer to Note 8, Convertible Debt and Other Financing, for further information related to the Revolving Credit Agreement.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially expose us to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2025 and 2024, substantially all of our cash, cash equivalents and marketable securities were invested in money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes may also include foreign bonds denominated in U.S. dollars. Investments are restricted, in accordance with our investment policy, to a concentration limit per issuer.
During the years ended December 31, 2025, 2024 and 2023, our revenues were generated primarily from product sales to customers and collaborations with strategic partners. As of December 31, 2025 and 2024, our gross accounts receivable balance was comprised of payments primarily due from customers for product sales and our collaborators.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues:

	Years Ended December 31,
	2025	2024	2023
Distributor A	45%	29%	28%
Roche	*	*	15%
Regeneron Pharmaceuticals	*	11%	*
__________________________________________
*Represents less than 10% and/or not a customer in the applicable year
The following table summarizes customers with amounts due that represent 10% or greater of our consolidated gross accounts receivable balance:

	As of December 31,
	2025	2024
Distributor A	45%	16%
Novartis AG	*	23%
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
Investments in Marketable Securities and Cash Equivalents
We invest our excess cash balances in marketable debt securities and classify our investments as either trading, held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. As of December 31, 2025 and 2024, we classified all of our investments in debt securities as available-for-sale and as current assets on the consolidated balance sheets as they represent the investment of funds available for current operations. We report available-for-sale debt securities at fair value at each balance sheet date, for which fair value measurement data is obtained from independent pricing services, and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive loss. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net. If any adjustment to fair value reflects a decline in the value of the marketable debt securities, we consider all available evidence to evaluate if an impairment loss exists, and if so, mark the investment to market through a charge to our consolidated statements of operations and comprehensive income (loss). We did not record any impairment charges related to our marketable debt securities during the years ended December 31, 2025, 2024 or 2023. Our marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable debt securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are generally composed of commercial paper, corporate notes, U.S. government-sponsored enterprise securities, U.S. treasury securities, money market funds and certificates of deposit.
We measure marketable equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee), which have readily available prices, at fair value with changes in fair value recognized in other income (expense), net on our consolidated statements of operations and comprehensive income (loss).
Accounts Receivable, Net
We record accounts receivable net of prompt payment discounts and chargebacks based on contractual terms. As of December 31, 2025 and 2024, based on our estimation of expected write-offs, we determined an allowance for doubtful accounts was not material. We have standard payment terms that generally require payment within approximately 30 to 90 days. Accounts receivable, net on our consolidated balance sheets also includes collaboration receivables and royalty receivables.
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
We capitalize inventory costs that are expected to be sold commercially once we determine it is probable that the inventory costs will be recovered through commercial sale based on the review of several factors, including (i) the likelihood that all required regulatory approvals will be received, considering any special filing status, (ii) the expected timing of validation (if not yet completed) of manufacturing processes in the associated facility, (iii) the expected expiration of the inventory, (iv) logistical or commercial constraints that may impede the timely distribution and sale of the product, including transport requirements and reimbursement status, (v) current market factors, including competitive landscape and pricing, (vi) threatened or anticipated litigation challenges, (vii) history of approvals of similar products or formulations, and (viii) U.S. Food and Drug Administration, or FDA, (or other appropriate regulatory agencies) correspondence regarding the safety and efficacy of the product. Prior to the capitalization of inventory costs, we record such costs as research and development expenses on our consolidated statements of operations and comprehensive income (loss).
We reduce our inventory to net realizable value for potentially excess, dated or obsolete inventory based on our quarterly assessment of the recoverability of our capitalized inventory. We periodically review inventory levels to identify what may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and write down such inventories as appropriate.
Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful life of the asset. Construction in progress reflects amounts incurred for construction or improvements of property, plant or equipment that have not been placed in service. Costs of construction of certain long-lived assets include capitalized interest, which is amortized over the estimated useful life of the related asset. The cost and accumulated depreciation of assets retired or sold are removed from the respective asset category, and any gain or loss is recognized in our consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2025, 2024 and 2023, we recorded $54.8 million, $55.1 million and $51.6 million, respectively, of depreciation expense related to our property, plant and equipment.
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
We do not separate non-lease components from lease components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets, and the respective lease cost is recognized in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the term of the lease.
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
At contract inception, once the contract is determined to be within the scope of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, we assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. We then allocate the transaction price (the amount of consideration we expect to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognize the associated revenue when (or as) each performance obligation is satisfied. Our estimate of the transaction price for each contract includes all variable consideration to which we expect to be entitled.
Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. As of December 31, 2025 and 2024, we had not capitalized any costs to obtain any of our contracts.
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
Chargebacks: We estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to the customer who directly purchases from us. The customer charges us for the difference between what it pays to us for the product and the selling price to the qualified healthcare providers. We estimate chargebacks that we expect to pay and deduct the chargeback amount in full from gross product revenues and accounts receivable at the time we recognize the related revenues.
Rebates: We are subject to discount obligations under government programs, including Medicare and Medicaid in the U.S. and similar programs in certain other countries, including countries in which we are accruing for estimated rebates because final pricing has not yet been negotiated. We are also subject to potential rebates in connection with our value-based agreements with certain commercial payors. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of product revenues and a current liability that is included in accrued expenses on our consolidated balance sheet. Our estimate for rebates is based on statutory discount rates, expected utilization or an estimated number of patients on treatment, as applicable.
Other incentives and allowances: Other incentives and allowances include trade discounts and allowances, fees, product returns, and co-payment assistance that we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. We estimate discounts and fees based on contract terms and other relevant factors, and deduct these discounts and fees in full from gross product revenues and accounts receivable at the time we recognize the related revenues. We estimate the amount of product that will be returned based on our sales history for product that is damaged,

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
defective or expired in accordance with the terms of each customer agreement, and we estimate the average co-payment assistance amounts for our products based on expected customer demographics. We record any such amounts within accrued expenses or product accounts receivable on our consolidated balance sheets.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We have performance conditions included in certain of our restricted stock awards that are based upon the achievement of pre-specified clinical development, regulatory, commercial and/or financial performance events. As the outcome of each event has inherent risk and uncertainties, and a positive outcome may not be known until the event is achieved, we begin to recognize the grant-date fair value of the performance-based restricted stock awards when we determine the achievement of each performance condition is deemed probable, a determination which requires significant judgment by management. On the date the performance condition is deemed probable, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period. The number of shares that ultimately vests for certain performance-based restricted stock units may range from 0% to 200% of the target award, depending on the assessed level of achievement of the specified performance conditions. We reassess the probability of achievement at each reporting period and adjust cumulative expense as necessary.
Advertising Expenses
We expense the costs of advertising as incurred. Advertising expenses were $36.0 million, $29.7 million and $12.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Liabilities Related to the Sale of Future Royalties and Development Funding
When we enter into or modify an arrangement with a party to fund our research and development costs, we assess if the arrangement meets all of the characteristics of a derivative or contains an embedded derivative, and if so, whether any of the scope exceptions to derivative accounting are applicable. If the arrangement is not accounted for as a derivative, we assess if successful completion of the research and development is already probable at the time the funding is received, and if so we apply the guidance in ASC Topic 470-10, Debt - Overall, or ASC 470-10. If the research and development risk is substantive, such that it is not yet probable development will be successful, we apply the guidance in ASC Topic 730-20, Research and Development - Research and Development Arrangements, or ASC 730-20, to evaluate whether the research and development funding is a liability to repay the funding party or an obligation to perform contractual services. If the transfer of financial risk involved with the research and development is substantive and genuine, and we have no explicit or implicit obligation to repay any of the funds, we account for the arrangement as an obligation to perform contractual research and development services. If the transfer of financial risk is not substantive and genuine, we recognize a liability to repay the funding party. Due to the absence of specific guidance with respect to the subsequent accounting for funds recognized as repayment obligations in ASC 730-20, we apply the concepts of ASC 470-10 to account for the liability to repay the funding party when a repayment obligation has been incurred.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We account for the liabilities related to the sale of future royalties and development funding as debt financings. Interest on these liabilities is recognized using the effective interest rate method over the repayment period.
The liabilities related to the sale of future royalties and development funding and the related interest expense are based on our current estimates of future royalties and milestones expected to be paid and received over the life of the arrangement, which we determine by using third-party data to estimate Leqvio’s and AMVUTTRA’s global net revenues. At each balance sheet date, we assess the expected payments and we account for any change by prospectively adjusting the effective interest rate and related interest expense.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and certain changes in stockholders’ equity (deficit) that are excluded from net income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses on marketable debt securities classified as available-for-sale, foreign currency translation adjustments (if the functional currency is not the U.S. dollar), and certain changes in the fair value of the plan assets and projected benefit obligations attributed to our defined benefit pension plan.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Improvements to Income Tax Disclosures, or ASU 2023-09, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. We adopted ASU 2023-09 in the fourth quarter of 2025 and applied it prospectively, as disclosed in Note 14, Income Taxes. The adoption did not have an impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, or ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. We adopted ASU 2024-04 in the third quarter of 2025 and applied it on a retrospective basis as of January 1, 2025. The adoption did not have a material effect on our consolidated financial statements, but we applied the guidance to the repurchase of our 1.00% Convertible Senior Notes due 2027 in the third and fourth quarters of 2025. Please refer to Note 8, Convertible Debt and Other Financing, for further information related to the repurchase.
In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, or ASU 2025-07. The guidance refines the scope of ASC Topic 815, Derivatives and Hedging, or ASC 815, to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under ASC 606 for share-based payments from a customer in a revenue contract. We adopted the standard in the fourth quarter of 2025 on a modified retrospective basis as of January 1, 2025. As a result of the new derivative scope exception created by the standard, we now account for the previous development derivative liability similar to a debt obligation under the guidance of ASC 470-10. Refer to Note 9, Liabilities Related To The Sale Of Future Royalties And Development Funding, for additional information related to the adoption of this new standard and the related effects to the consolidated financial statements. We elected to adopt the guidance of ASU 2025-07 because we believe the accounting treatment of this guidance better reflects the economics of our existing research and development funding arrangements and provides more decision-useful information when derivative accounting is not applied. The guidance of ASU 2025-07 related to share-based noncash consideration received in exchange for the transfer of goods or services to a customer did not have any impact on our consolidated financial statements upon adoption.
As a result of the adoption, we derecognized the development derivative liability, recognized a liability related to the sale of future royalties and development funding, and recorded a cumulative effect adjustment of $271.5 million as a credit to accumulated deficit as of January 1, 2025.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplementary Quarterly Financial Information (Unaudited)
The following is a summary of the unaudited prior quarterly results for the condensed consolidated statements of operations and comprehensive income (loss) reflecting the previously reported quarterly amounts and adjusted amounts after applying the new guidance of ASU 2025-07.

(In thousands, except per share amounts)	Previously Reported Three Months Ended March 31, 2025	Adjusted Three Months Ended March 31, 2025	Previously Reported Six Months Ended June 30, 2025	Adjusted Six Months Ended June 30, 2025	Previously Reported Nine Months Ended September 30, 2025	Adjusted Nine Months Ended September 30, 2025
Interest expense	$(38,646)	$(58,309)	$(78,892)	$(119,765)	$(123,290)	$(187,227)
Other (expense) income, net	(49,700)	9,191	(56,099)	18,051	(130,249)	8,564
Total other expense, net	(59,673)	(20,445)	(78,832)	(45,555)	(207,845)	(132,969)
(Loss) income before income taxes	(41,596)	(2,368)	(76,954)	(43,677)	162,015	236,891
Net (loss) income	(57,479)	(18,251)	(123,756)	(90,479)	127,328	202,204
Net (loss) income per common share - basic	(0.44)	(0.14)	(0.95)	(0.70)	0.98	1.55
Net (loss) income per common share - diluted	(0.44)	(0.14)	(0.95)	(0.70)	0.95	1.51
Comprehensive (loss) income	$(60,478)	$(21,250)	$(119,190)	$(85,913)	$140,071	$214,947
Recent Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the guidance for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. The standard will be effective for annual reporting periods beginning after December 15, 2027, as well as interim period reporting periods within those annual reporting periods, with early adoption permitted. The standard updates may be applied on a prospective, retrospective, or modified retrospective approach. We are currently evaluating the impact this guidance could have on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, or ASU 2024-03, which is intended to improve disclosures by requiring additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied on either a prospective or retrospective basis. We are currently evaluating the disclosure requirements related to ASU 2024-03.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. NET PRODUCT REVENUES
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR,” which includes AMVUTTRA and ONPATTRO, and “Rare,” which includes GIVLAARI and OXLUMO) consisted of the following:

	Years Ended December 31,
(In thousands)	2025	2024	2023
AMVUTTRA
United States	$1,731,222	$630,613	$411,169
Europe	405,899	235,441	70,898
Rest of World	176,715	104,396	75,771
Total	2,313,836	970,450	557,838

ONPATTRO
United States	62,126	74,787	97,739
Europe	79,429	134,197	210,916
Rest of World	31,234	43,873	45,891
Total	172,789	252,857	354,546

Total TTR	2,486,625	1,223,307	912,384

GIVLAARI
United States	205,715	165,373	141,954
Europe	77,715	65,906	57,498
Rest of World	25,057	24,592	19,799
Total	308,487	255,871	219,251

OXLUMO
United States	68,467	62,766	38,159
Europe	88,049	80,753	60,025
Rest of World	34,921	23,531	11,655
Total	191,437	167,050	109,839

Total Rare	499,924	422,921	329,090

Total net product revenues	$2,986,549	$1,646,228	$1,241,474
As of December 31, 2025 and 2024, net product revenue-related receivables of $669.5 million and $269.9 million, respectively, were included in accounts receivable, net on our consolidated balance sheets.
The following table summarizes balances and activity in each product revenue allowance and reserve category:

	As of December 31, 2025
(In thousands)	Chargebacks and Rebates	Other Incentives and Allowances	Total
Beginning balance	$350,908	$10,908	$361,816
Provision related to current period sales	779,332	90,435	869,767
Provision related to prior period sales	(48,816)	—	(48,816)
Credit or payments made during the period for current year sales	(474,781)	(65,454)	(540,235)
Credit or payments made during the period for prior year sales	(206,790)	(10,092)	(216,882)
Total	$399,853	$25,797	$425,650

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2024
(In thousands)	Chargebacks and Rebates	Other Incentives and Allowances	Total
Beginning balance	$325,672	$20,269	$345,941
Provision related to current period sales	382,892	31,204	414,096
Credit or payments made during the period for current year sales	(194,973)	(34,776)	(229,749)
Credit or payments made during the period for prior period sales	(162,683)	(5,789)	(168,472)
Total	$350,908	$10,908	$361,816
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consisted of the following:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Roche	$394,881	$119,489	$337,802
Regeneron Pharmaceuticals	113,957	302,798	100,468
Novartis AG	—	79,759	86,727
Other	44,528	8,175	21,188
Total net revenues from collaborations	$553,366	$510,221	$546,185
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

	As of December 31,
(In thousands)	2025	2024
Receivables included in accounts receivable, net	$48,823	$102,743
Contract liabilities included in deferred revenue and deferred revenue, net of current portion	$4,845	$55,481
We recognized net revenues from collaborations of $53.8 million and $266.5 million in the years ended December 31, 2025 and 2024, respectively, each of which was included in the contract liability balance at the beginning of the applicable period.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Roche License Obligation was satisfied at a point in time upon transfer of the license to Roche. Control of the licenses was transferred on the Effective Date and Roche could begin to use and benefit from the licenses. Because of this, all consideration allocated to the Roche License Obligation, including the upfront payment, milestones and royalties, is recognized when these amounts are no longer considered fully constrained or when the related sales occur for amounts subject to the sales-or-usage based royalty exception of ASC 606. For the Roche Development Services Obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated cost of the obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. As all costs in the proportional performance model are allowable for reimbursement from Roche, and the assumptions used to determine the total estimated cost of the obligation are consistent with the assumptions used to determine the transaction price allocated to the obligation, the revenue recognized for this obligation will approximate 60% of the actual reimbursable cost incurred. Management has applied significant judgment in the process of developing our estimates. We re-evaluate the transaction price as of the end of each reporting period and as of December 31, 2025, the total transaction price was determined to be $1.74 billion, an increase of $423.6 million from December 31, 2024 attributed to the achievement of a $300.0 million development milestone due to us upon the first patient dosing in the ZENITH Phase 3 trial in September 2025, as well as a higher probability of success associated with initiation of the Phase 3 trial offset

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
by a decrease in the expected costs to perform the development services based on an updated development plan approved by the joint steering committee in September 2025. We recognized $300.0 million in net revenue from collaborations as the development milestone specifically relates to the transfer of the license to Roche which occurred on the Effective Date.
The following table provides a summary of the transaction price allocated to each performance obligation:

(In thousands)	As of December 31, 2025
Roche License Obligation	$675,000
Roche Development Services Obligation	1,061,167
Roche Technology Transfer Obligation	2,000
$1,738,167
Net revenues from collaborations recognized under the Roche Agreement consisted of the following:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Roche License Obligation	$300,000	$65,000	$310,000
Roche Development Services Obligation	89,002	45,756	23,974
Other	5,879	8,733	3,828
Total	$394,881	$119,489	$337,802
As of December 31, 2025, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $904.4 million, which is expected to be recognized through the term of the Roche Agreement based on our input method model as the services are performed. We incurred research and development costs related to our collaboration with Roche of $160.0 million, $92.7 million and $44.6 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
In November 2022, Regeneron exercised its right under the C5 Co-Co Collaboration Agreement to opt out of the further development and commercialization of cemdisiran monotherapy. As a result of Regeneron’s decision to opt out, the licenses granted to Regeneron under the C5 Co-Co Collaboration Agreement reverted to us, we had the sole right to continue to develop and commercialize cemdisiran monotherapy, and Regeneron no longer shared in the costs on any monotherapy program. Regeneron remained eligible to receive tiered, double-digit royalties on net sales of cemdisiran as a monotherapy.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the Regeneron Collaboration, we continue to work exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial research period, which we refer to as the Initial Research Term. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver. The Initial Research Term will expire in May 2026. As a result, we and Regeneron will not nominate additional targets to be added to our collaboration.
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
In connection with the Regeneron Master Agreement, we remain eligible to receive an additional $100.0 million milestone payment upon achievement of certain criteria during early clinical development for an eye program. We and Regeneron are continuing to advance programs nominated during the Initial Research Term. For each of these programs, Regeneron will provide us with $2.5 million in funding at program initiation and an additional $2.5 million at lead candidate identification.
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
For any co-co collaboration agreement subsequently entered into, we and Regeneron will share equally all costs of, and profits from, development and commercialization activities. Reimbursement of our share of costs will be recognized as a reduction to research and development expense in the consolidated statements of operations and comprehensive income (loss). In the event that a party exercises its opt-out right, the lead party will be responsible for all costs and expenses incurred in connection with the development and commercialization of the collaboration products under the applicable co-co collaboration agreement, subject to continued sharing of costs through defined points. If a party exercises its opt-out right, following the first commercial sale of the applicable collaboration product under a co-co collaboration agreement, the lead party is required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the opt-out right, subject to customary reductions and a reduction for opt-out transition costs.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We continue to perform work in satisfaction of the remaining unsatisfied performance obligation, the Research Services Obligation. For this performance obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up. We re-evaluate the transaction price as of the end of each reporting period and as of December 31, 2025, the total transaction price was determined to be $100.5 million related to this obligation. As of December 31, 2025, the aggregate amount of the transaction price that was unsatisfied was $34.1 million, which is expected to be recognized through the term of the Regeneron Collaboration based on our input method model as the services are performed.
Net revenues from collaborations recognized under the Regeneron Collaboration consisted of the following:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Research Services Obligation	$39,519	$39,097	$80,200
C5 License Obligation	21,635	38,341	(15,100)
C5 Monotherapy Obligation	—	191,520	—
C5 Co-Co Obligation	—	700	7,400
Regeneron Technology Transfer Obligation	2,431	—	—
Other license programs	50,372	33,140	27,968
Total	$113,957	$302,798	$100,468
Revenue recognized for the “Other license programs” relates to eight separate programs subject to individual agreements with Regeneron.
Deferred revenue is classified as either current or noncurrent in the consolidated balance sheets based on the period the revenue is expected to be recognized. The composition of current deferred revenue related to the Regeneron Collaboration was as follows:

	As of December 31,
(In thousands)	2025	2024
Research Services Obligation	$4,845	$41,156
C5 License Obligation	—	12,018
Regeneron Technology Transfer Obligation	—	2,307
Total	$4,845	$55,481
We incurred research and development costs related to the Regeneron Collaboration of $62.0 million, $71.7 million and $77.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Agreement. In 2020, Novartis AG, or Novartis, completed its acquisition of MDCO and assumed all of MDCO’s rights and obligations under the MDCO License Agreement.
We are entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances.
Vir Biotechnology, Inc.
In March 2025, we and Vir Biotechnology, Inc., or Vir, entered into an amended and restated collaboration and license agreement, or the Amended Vir Agreement, relating to elebsiran (formerly ALN-HBV02 (VIR-2218)). Vir remains solely responsible for development, manufacturing and commercialization of elebsiran. In connection with execution of the Amended Vir Agreement, Vir made a $30.0 million payment, and we remain entitled to receive milestone payments upon the achievement of specified regulatory and commercial milestones, and royalties on the net sales of elebsiran ranging from low-to-mid teen percentages. Because the license rights have already been delivered and we have no other remaining performance obligations under the Amended Vir Agreement, the $30.0 million payment was recognized within net revenues from collaborations during the year ended December 31, 2025.
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
5. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$140,445	$140,445	$—	$—
U.S. treasury securities	18,952	—	18,952	—
U.S. government-sponsored enterprise securities	2,690	—	2,690	—
Commercial paper	1,995	—	1,995	—
Marketable debt securities:
U.S. treasury securities	653,341	—	653,341	—
Corporate notes	333,241	—	333,241	—
U.S. government-sponsored enterprise securities	252,634	—	252,634	—
Commercial paper	7,017	—	7,017	—
Municipal securities	5,001	—	5,001	—
Restricted cash (money market funds)	917	917	—	—
Total financial assets	$1,416,233	$141,362	$1,274,871	$—

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	As of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$190,779	$190,779	$—	$—
U.S. treasury securities	36,428	—	36,428	—
Commercial paper	22,709	—	22,709	—
U.S. government-sponsored enterprise securities	9,952	—	9,952	—
Marketable debt securities:
U.S. treasury securities	921,627	—	921,627	—
U.S. government-sponsored enterprise securities	396,143	—	396,143	—
Corporate notes	361,739	—	361,739	—
Commercial paper	35,408	—	35,408	—
Municipal securities	5,003	—	5,003	—
Marketable equity securities	8,156	8,156	—	—
Restricted cash (money market funds)	910	910	—	—
Total financial assets	$1,988,854	$199,845	$1,789,009	$—
Financial liabilities
Development derivative liability	$486,919	$—	$—	$486,919
For the years ended December 31, 2025 and 2024, there were no transfers between Level 1 and Level 2 financial assets or liabilities. The carrying amounts reflected on our consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
6. MARKETABLE DEBT SECURITIES
The following tables summarize our marketable debt securities:

	As of December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$670,566	$1,736	$(9)	$672,293
Corporate notes	332,104	1,152	(15)	333,241
U.S. government-sponsored enterprise securities	254,829	559	(64)	255,324
Commercial paper	9,012	—	—	9,012
Municipal securities	5,000	1	—	5,001
Total	$1,271,511	$3,448	$(88)	$1,274,871

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$957,145	$1,377	$(467)	$958,055
U.S. government-sponsored enterprise securities	405,890	575	(370)	406,095
Corporate notes	361,311	769	(341)	361,739
Commercial paper	58,117	—	—	58,117
Municipal securities	5,002	1	—	5,003
Total	$1,787,465	$2,722	$(1,178)	$1,789,009
The following table summarizes classification of our marketable debt securities in the consolidated balance sheets:

	As of December 31,
(In thousands)	2025	2024
Cash and cash equivalents	$23,637	$69,089
Marketable debt securities	1,251,234	1,719,920
Total	$1,274,871	$1,789,009
7. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

	As of December 31,
(In thousands)	2025	2024
Raw materials	$14,184	$23,965
Work in process	65,122	64,978
Finished goods	32,338	26,433
Total inventory	$111,644	$115,376
As of December 31, 2025 and 2024, we had $28.9 million and $36.9 million, respectively, of long-term inventory included within other assets in our consolidated balance sheets as we anticipate it being consumed beyond our normal operating cycle.
Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
(In thousands)	2025	2024
Buildings	$297,618	$294,508
Leasehold improvements	241,077	236,686
Laboratory equipment	140,943	121,957
Manufacturing equipment	48,935	49,062
Computer equipment and software	45,270	42,534
Furniture and fixtures	11,970	11,647
Land	9,080	9,080
Construction in progress	40,954	7,674
	835,847	773,148
Less: accumulated depreciation	(322,700)	(270,364)
Total property, plant and equipment, net	$513,147	$502,784

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued Expenses
Accrued expenses consisted of the following:

	As of December 31,
(In thousands)	2025	2024
Product rebates and discounts	$400,147	$361,816
Compensation and related	257,197	214,399
Preclinical, clinical trial and manufacturing	104,097	75,815
Licensing and collaboration agreements	258,856	92,313
Consulting and professional services	34,328	19,974
Other	25,572	29,375
Total accrued expenses	$1,080,197	$793,692
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to the totals of these amounts shown in the consolidated statements of cash flows:

	As of December 31,
(In thousands)	2025	2024	2023
Cash and cash equivalents	$1,657,250	$966,428	$812,688
Total restricted cash included in other assets	1,557	2,224	2,196
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$1,658,807	$968,652	$814,884
Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2023	$(32,792)	$(2,753)	$1,548	$10,622	$(23,375)
Other comprehensive (loss) income before reclassifications	—	(1,613)	3	(9,643)	(11,253)
Amounts reclassified from other comprehensive (loss) income	—	117	(7)	—	110
Net other comprehensive loss	—	(1,496)	(4)	(9,643)	(11,143)
Balance as of December 31, 2024	(32,792)	(4,249)	1,544	979	(34,518)
Other comprehensive income before reclassifications	—	531	3,353	11,624	15,508
Amounts reclassified from other comprehensive income	—	450	(1,537)	—	(1,087)
Net other comprehensive income	—	981	1,816	11,624	14,421
Balance as of December 31, 2025	$(32,792)	$(3,268)	$3,360	$12,603	$(20,097)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Before June 15, 2028, noteholders will have the right to convert their 2028 Notes in certain circumstances and during specified periods: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2025 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the 2028 Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (3) if we call any or all of the 2028 Notes for redemption; or (4) upon the occurrence of specified corporate events. From and after June 15, 2028, the 2028 Notes will be convertible at the option of the noteholders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.
We will settle any conversions of the 2028 Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of common stock, at our election. The conversion rate for the 2028 Notes will initially be 1.4923 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $670.11 per share of common stock. The initial conversion price represents a premium of approximately 40% above the U.S. composite volume weighted average price of our common stock from 12:30 p.m. through 4:00 p.m. Eastern Daylight Time on September 9, 2025, which was $478.63 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the 2025 Indenture.
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
If we undergo a fundamental change, which includes certain change of control events or a termination of trading of our common stock, then subject to certain conditions, holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased plus accrued and unpaid special interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such corporate event. The conditions allowing holders of the 2028 Notes to convert were not met as of December 31, 2025.
The 2028 Notes were issued at par. As of December 31, 2025, the 2028 Notes were classified as a long-term liability on the consolidated balance sheet and had a carrying value of $647.2 million, representing the outstanding principal amount, net of unamortized issuance costs of $14.0 million. The issuance costs are amortized to interest expense over the contractual term of the 2028 Notes. As of December 31, 2025, the estimated fair value of the 2028 Notes was approximately $637.0 million, which was determined based on the last actively traded price per $100 of the 2028 Notes (Level 2) on that day. As of December 31, 2025, the effective interest rate of the 2028 Notes is 1%.
We used the net proceeds from the issuance of the 2028 Notes to pay the cost of the 2025 Capped Call Transactions, and the remainder of the net proceeds, together with cash on hand, to repay $637.8 million aggregate principal amount of the 2027 Notes, as further discussed below.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2025 Capped Call Transactions
In September 2025, in connection with the pricing of the 2028 Notes, we entered into privately negotiated capped call transactions, or 2025 Capped Call Transactions. The 2025 Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that underlie the 2028 Notes. The initial cap price of the 2025 Capped Call Transactions is $837.61 per share, and is subject to certain adjustments under the terms of the 2025 Capped Call Transactions.
The 2025 Capped Call Transactions are not part of the terms of the 2028 Notes and are accounted for as separate transactions. As these transactions are indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred in connection with the 2025 Capped Call Transactions of $35.3 million was recorded as a reduction to additional paid-in capital on our consolidated balance sheet and the fair value of the capped call instrument is not remeasured each reporting period.
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
We will settle any conversions of the 2027 Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2027 Notes is 3.4941 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $286.20 per share of common stock, which represents a premium of approximately 35% over the last reported sale price of common stock of $212.00 per share on September 12, 2022. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the 2022 Indenture. The condition allowing holders of the 2027 Notes to convert was met in the fourth quarter of 2025 due to our common stock trading for at least 20 days during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter above 130% of the conversion price, and the 2027 Notes are convertible at the option of the holders in the first quarter of 2026.
We are able to redeem the 2027 Notes after September 20, 2025. We may redeem for cash equal to 100% of the principal amount of the 2027 Notes being redeemed plus accrued and unpaid interest of all or any portion of the 2027 Notes, at our option, on or after September 20, 2025, if the last reported sales price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. As of December 31, 2025, we have not redeemed any of the 2027 Notes under this option.
No sinking fund is provided for the 2027 Notes and therefore we are not required to redeem or retire the 2027 Notes periodically. If we undergo a fundamental change, which includes certain change of control events or a termination of trading of our common stock, then subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such corporate event.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2025, concurrently with the pricing of the 2028 Notes, we entered into privately negotiated transactions with certain holders of the 2027 Notes to repurchase for cash $637.8 million aggregate principal amount of the outstanding 2027 Notes for a total repurchase cost (including accrued and unpaid interest of $3.1 million) of approximately $1.11 billion. The repurchase was accounted for as an induced conversion in accordance with ASU 2024-04. We recorded an inducement expense of $39.1 million within loss related to convertible debt in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025 and a charge to additional paid-in capital of $430.4 million within stockholders’ equity.
In December 2025, we entered into privately negotiated transactions with certain holders of the 2027 Notes to repurchase for cash $34.4 million aggregate principal amount of the outstanding 2027 Notes for a total repurchase cost (including accrued and unpaid interest of $0.1 million) of approximately $52.3 million. The repurchase was accounted for as an induced conversion in accordance with ASU 2024-04. We recorded an inducement expense of $3.3 million within loss related to convertible debt in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025 and a charge to additional paid-in capital of $14.8 million within stockholders’ equity.
As of December 31, 2025, we had $362.8 million aggregate principal amount of the 2027 Notes outstanding. As of December 31, 2025 and 2024, the 2027 Notes were classified as a long-term liability on the consolidated balance sheets and had a carrying value of $360.5 million and $1.02 billion, respectively, representing outstanding principal amount net of unamortized issuance costs of $2..3 million and $10.4 million, respectively. The issuance costs are amortized to interest expense over the contractual term of the 2027 Notes. As of December 31, 2025 and 2024, the estimated fair value of the 2027 Notes was approximately $534.1 million and $1.11 billion, respectively, which was determined based on the last actively traded price per $100 of the 2027 Notes (Level 2) on the respective dates. As of December 31, 2025 and 2024, the effective interest rate of the 2027 Notes is 1%.
2022 Capped Call Transactions
In 2022, in connection with the pricing of the 2027 Notes, we entered into privately negotiated capped call transactions, or 2022 Capped Call Transactions. The 2022 Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that underlie the 2027 Notes. The cap price of the 2022 Capped Call Transactions is initially $424.00 per share, which represents a premium of 100% over the last reported sale price of common stock of $212.00 per share on September 12, 2022, and is subject to certain adjustments under the terms of the 2022 Capped Call Transactions. As of December 31, 2025, the 2022 Capped Call Transactions remained outstanding. Because these transactions are indexed to our own stock and are considered equity classified, they were recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred to purchase the 2022 Capped Calls was recorded as a reduction to additional paid-in capital on our consolidated balance sheets and the fair value of the capped call instrument is not remeasured each reporting period.
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
The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In addition, the Revolving Credit Agreement contains financial covenants that require us to maintain a total leverage ratio less than or equal to 3.75:1.00 and an interest coverage ratio greater than or equal to 3.00:1.00, each tested at the end of each fiscal quarter. As of December 31, 2025, we were in compliance with the financial covenants.
As of December 31, 2025, we had no borrowings and $17.5 million of letters of credit outstanding under the Revolving Credit Agreement.
9. LIABILITIES RELATED TO THE SALE OF FUTURE ROYALTIES AND DEVELOPMENT FUNDING
Development Funding Liabilities
In August 2020, we entered into a co-development agreement, referred to as the Development Funding Agreement, with BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences, pursuant to which Blackstone Life Sciences will provide up to $150.0 million in funding for the clinical

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
development of vutrisiran and zilebesiran, two of our cardiometabolic programs. As of December 31, 2025, Blackstone Life Sciences has provided $70.0 million to fund vutrisiran development costs related to the HELIOS-B Phase 3 clinical trial and $26.0 million to fund Phase 2 clinical trials of zilebesiran. Additionally, Blackstone Life Sciences is obligated to fund $18.0 million for the Phase 3 clinical trial of zilebesiran following a development milestone triggered in September 2025, of which $6.0 million has been provided as of December 31, 2025. The amount of funding ultimately provided by Blackstone Life Sciences for the Phase 3 clinical trial of zilebesiran is dependent on us achieving the remaining specified development milestones. As agreed between Blackstone Life Sciences and the Company, we retain sole responsibility for the development and commercialization of both vutrisiran and zilebesiran.
As consideration for Blackstone Life Sciences’ funding for vutrisiran clinical development costs, we agreed to pay Blackstone Life Sciences $175.0 million triggered upon obtaining regulatory approval of vutrisiran for ATTR amyloidosis with cardiomyopathy, or ATTR-CM, and a 1% royalty on net sales of vutrisiran for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-CM. In March 2025, we obtained a regulatory approval from the FDA for vutrisiran for ATTR-CM, triggering the $175.0 million payable to Blackstone Life Sciences in eight equal quarterly payments over two years.
In September 2023, we announced positive topline results from the KARDIA-1 Phase 2 clinical trial of zilebesiran, triggering the achievement of the development milestone of $84.5 million payable to Blackstone Life Sciences in 16 equal quarterly payments over four years, as consideration for Blackstone Life Sciences’ funding for Phase 2 clinical development costs of zilebesiran. As consideration for funding for Phase 3 clinical development costs of zilebesiran, we agreed to pay Blackstone Life Sciences $243.0 million in 16 equal quarterly payments over four years triggered upon regulatory approval of zilebesiran in specified countries, unless it is later withdrawn from the market following a mandatory recall.
Our payment obligations under the Development Funding Agreement are secured, subject to certain exceptions, by security interests in intellectual property owned by us relating to vutrisiran and zilebesiran, as well as in our bank account in which the funding deposits will be made.
We and Blackstone Life Sciences each have the right to terminate the Development Funding Agreement in its entirety in the event of the other party’s bankruptcy or similar proceedings. We and Blackstone Life Sciences may each terminate the Development Funding Agreement in its entirety or with respect to either product in the event of an uncured material breach by the other party, or with respect to a product for certain patient health and safety reasons, or if regulatory approval in specified major market countries is not obtained for the product following the completion of clinical trials for the product. In addition, Blackstone Life Sciences has the right to terminate the Development Funding Agreement in its entirety upon the occurrence of certain events affecting our ability to make payments under the agreement or to develop or commercialize the products, or upon a change of control of us. Blackstone Life Sciences may also terminate the Development Funding Agreement with respect to a product if the joint steering committee elects to terminate the development program for that product in its entirety, if certain clinical endpoints are not achieved for that product or, with respect to vutrisiran only, if our right to develop or commercialize vutrisiran is enjoined in a specified major market as a result of an alleged patent infringement. In certain termination circumstances, we will be obligated to pay Blackstone Life Sciences an amount that is equal to, or a multiplier of, the development funding received from Blackstone Life Sciences, and we may remain obligated under certain circumstances to make the payments to Blackstone Life Sciences described above should we obtain regulatory approval for zilebesiran following termination.
We previously accounted for the Development Funding Agreement under ASC 815 as a derivative liability measured at fair value because it did not meet any of the derivative scope exceptions. In the fourth quarter of 2025, we adopted ASU 2025-07 on a modified retrospective basis as of January 1, 2025, which codified a new scope exception to the guidance of ASC 815. Refer to Note 2, Summary of Significant Accounting Policies, for further information related to the impact of adoption. We determined the underlyings in the Development Funding Agreement now qualify for this new scope exception and, as a result, are no longer accounted for under ASC 815. Beginning on the date of adoption of ASU 2025-07, or January 1, 2025, we record the proceeds received from Blackstone Life Sciences as debt obligations, net of closing costs, on our consolidated balance sheet due to our continuing involvement and obligation to repay Blackstone Life Sciences. We recognized $271.5 million as a cumulative effect adjustment to accumulated deficit as of January 1, 2025 as a result of the removal of the development derivative liability and establishment of new debt obligations.
The debt obligations to repay Blackstone Life Sciences for the vutrisiran and zilebesiran funding are accreted from the initial carrying amount to the total payment amount using the effective interest rate method over the life of the Development Funding Agreement. The effective interest rate is determined based on the proceeds received and projections of the amounts and timing of the future cash flows. The accretion is recorded as interest expense in the consolidated statement of operations and comprehensive income (loss). We recognize the proceeds received and the principal portion of payments made to Blackstone Life Sciences as financing activities within the consolidated statement of cash flows. As of December 31, 2025, our estimate of total interest expense resulted in an effective annual interest rate of 46% related to vutrisiran and 32% related to zilebesiran.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As payments are made to Blackstone Life Sciences, the balance of the liabilities is effectively repaid over the life of the Development Funding Agreement. The exact timing and amount of repayment is likely to change each reporting period. A significant increase or decrease in vutrisiran global net product revenues will materially impact the liability related to the vutrisiran payments and interest expense recognized. At each balance sheet date, we assess the expected payments to Blackstone Life Sciences and we prospectively adjust the amortization of the liabilities and the related interest expense.
The following table shows the activity with respect to the vutrisiran development funding liability, in thousands:

Carrying value as of January 1, 2025	$190,123
Interest expense	81,737
Amount paid	(77,707)
Carrying value as of December 31, 2025	$194,153
As of December 31, 2025, we recorded $94.5 million within liabilities related to the sale of future royalties and development funding and $99.7 million within liabilities related to the sale of future royalties and development funding, net of current portion on our consolidated balance sheet related to the vutrisiran development funding liability.
The following table shows the activity with respect to the zilebesiran development funding liability, in thousands:

Carrying value as of January 1, 2025	$25,319
Interest expense	6,853
Amount paid	(21,125)
Amount received	6,000
Carrying value as of December 31, 2025	$17,047
As of December 31, 2025, we recorded $6.8 million within liabilities related to the sale of future royalties and development funding and $10.3 million within liabilities related to the sale of future royalties and development funding, net of current portion on our consolidated balance sheet related to the zilebesiran development funding liability.
The fair values of the vutrisiran and zilebesiran development funding liabilities were $541.3 million and $116.2 million, respectively, as of December 31, 2025, based on our current estimates of future payments over the life of the arrangements and an estimated market participant weighted average cost of capital, which are considered Level 3 inputs.
As of December 31, 2024, the zilebesiran and vutrisiran funding obligations were accounted for as a derivative liability. We recorded $93.8 million within development derivative liability and $393.1 million within development derivative liability, net of current portion on our consolidated balance sheet. The change in fair value due to the remeasurement of the development derivative liability was recorded within other income (expense), net on our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024 and 2023.
As of December 31, 2024, the development derivative liability was classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporated certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of vutrisiran, assuming regulatory approval for ATTR-CM, (iv) our cost of borrowing (10%), and (v) Blackstone Life Sciences’ cost of borrowing (7%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2023	$324,941
Amount received under the Development Funding Agreement	12,333
Amount paid under the Development Funding Agreement	(21,125)
Loss recorded from change in fair value	170,770
Carrying value as of December 31, 2024	$486,919
Liability Related to the Sale of Future Royalties
In April 2020, we entered into a purchase and sale agreement, or Purchase Agreement, with BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone Royalties, pursuant to which Blackstone Royalties acquired a

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Due to our continuing involvement and an obligation to repay Blackstone Royalties, we recorded the proceeds from this transaction as a debt, net of closing costs, on our consolidated balance sheets. The debt obligations to repay the Purchased Interest are accreted from the initial carrying amount to the total payment amount using the effective interest rate method over the life of the Purchase Agreement. The effective interest rate is determined based on the proceeds received and projections of the amounts and timing of the future cash flows. The accretion is recorded as interest expense in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and 2024, our estimate of this total interest expense resulted in an effective annual interest rate of 10% and 10%, respectively. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods. We account for any royalties and commercial milestones due to us under the MDCO License Agreement as revenue on our consolidated statements of operations and comprehensive income (loss).
As payments are made to Blackstone Royalties, the balance of the liability is effectively repaid over the life of the Purchase Agreement. The exact timing and amount of repayment is likely to change each reporting period. A significant increase or decrease in Leqvio global net revenue will materially impact the liability, interest expense and the time period for repayment. At each balance sheet date, we assess the expected payments to Blackstone Royalties and we prospectively adjust the amortization of the liability and the related interest expense.
As of December 31, 2025 and 2024, the carrying value of the liability was $1.48 billion and $1.45 billion, net of closing costs of $8.3 million and $9.1 million, respectively. The carrying value of the liability approximates fair value as of December 31, 2025 and is based on our current estimates of future royalties expected to be paid to Blackstone Royalties over the life of the arrangement, which is considered a Level 3 input.
The following table shows the activity with respect to the liability, in thousands:

Carrying value as of December 31, 2023	$1,377,239
Interest expense	127,133
Payments	(57,001)
Carrying value as of December 31, 2024	1,447,371
Interest expense	149,809
Payments	(117,971)
Carrying value as of December 31, 2025	$1,479,209
As of December 31, 2025 and 2024, we recorded $118.8 million and $112.1 million, respectively, within liabilities related to the sale of future royalties and development funding and $1.36 billion and $1.34 billion, respectively, within liabilities related to the sale of future royalties and development funding, net of current portion related to the Purchased Interest.
10. STOCKHOLDERS' EQUITY (DEFICIT)
Stock-Based Compensation
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Research and development	$153,395	$127,749	$97,273
Selling, general and administrative	194,840	144,335	124,407
Total	$348,235	$272,084	$221,680

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock-based compensation expense by type of award:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Time-based restricted stock units	$164,785	$108,501	$55,169
Performance-based restricted stock units	121,449	73,295	63,879
Time-based stock options	56,477	85,467	99,165
Other equity programs	10,034	8,054	7,652
Less: Stock-based compensation expense capitalized to inventory	(4,510)	(3,233)	(4,185)
Total	$348,235	$272,084	$221,680
The following table summarizes our unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards, and the weighted-average period over which that expense is expected to be recognized:

	As of December 31, 2025
	Unrecognized Expense, Net of Estimated Forfeitures (in thousands)	Weighted-average Recognition Period (in years)
Time-based restricted stock units	$221,963	1.54
Performance-based restricted stock units *	$59,409	2.13
Time-based stock options	$39,276	1.71
Other equity programs	$3,957	0.53
__________________________________________
*Excludes performance-based restricted stock units for which the associated vesting events are not yet determined to be probable.
Time-Based Restricted Stock Units and Awards
The following table summarizes the activity of our time-based restricted stock units and awards, excluding performance-based restricted stock units:

	Number of Units (in thousands)	Weighted-average Grant Date Fair Value (per share)
Outstanding as of December 31, 2024	1,725	$175.39
Awarded	894	$266.05
Released	(702)	$177.13
Cancelled	(181)	$194.93
Outstanding as of December 31, 2025	1,736	$219.38
Performance-Based Restricted Stock Units
The following table summarizes the activity of our performance-based restricted stock units:

	Number of Units (in thousands)	Weighted-average Grant Date Fair Value (per share)
Outstanding as of December 31, 2024	954	$156.56
Awarded	396	$243.53
Released	(451)	$157.31
Cancelled	(120)	$183.73
Outstanding as of December 31, 2025	779	$197.48

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain performance-based restricted stock units will vest upon the three-year anniversary of the date of grant, with the number of shares vested dependent on the assessed level of achievement of specific clinical development, regulatory, commercial and/or financial performance events, as approved by our people, culture and compensation committee. Certain performance-based restricted stock units will vest upon the later of the one-year anniversary of the date of grant and the achievement of specific clinical development, regulatory, commercial and/or financial performance events, as approved by our people, culture and compensation committee, with the number of shares vested established on the grant date.
Time-Based Stock Options
The following table summarizes the activity of our time-based stock options, excluding performance-based stock options:

	Number of Options (in thousands)	Weighted-average Exercise Price (per share)	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	4,863	$133.80
Granted	288	$248.08
Exercised	(1,683)	$128.58
Cancelled	(101)	$183.51
Outstanding as of December 31, 2025	3,367	$144.73	5.38	$850,730
Exercisable as of December 31, 2025	2,744	$132.29	4.80	$728,074
Vested or expected to vest as of December 31, 2025	3,320	$143.93	5.35	$842,655
The weighted-average fair value of stock options granted was $124.07, $79.39 and $96.53 per share for the years ended December 31, 2025, 2024 and 2023, respectively. The intrinsic value of stock options exercised was $366.3 million, $273.2 million and $107.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. We satisfy stock option exercises with newly issued shares of our common stock.
Performance-Based Stock Options
The following table summarizes the activity of our performance-based stock options granted under our equity plans:

	Number of Options (in thousands)	Weighted-average Exercise Price (per share)	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	273	$99.24
Exercised	(153)	$99.08
Outstanding as of December 31, 2025	120	$99.44	1.83	$35,737
Exercisable as of December 31, 2025	120	$99.44	1.83	$35,737
The intrinsic value of performance-based stock options exercised was $37.1 million, $22.5 million and $9.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. We satisfy performance-based stock option exercises with newly issued shares of our common stock.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Black-Scholes valuation assumption inputs for employee stock options granted:

Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.0 - 4.1%	4.2 - 4.3%	3.5 - 4.1%
Expected dividend yield	—	—	—
Expected option life	5.9 years	6.0 years	5.1 - 7.0 years
Expected volatility	46 - 47%	47 - 48%	49 - 60%
Stock Plans
In May 2025, our stockholders approved the second amendment and restatement of our 2018 Stock Incentive Plan, or, the Second Amended and Restated 2018 Plan, which increased the number of shares authorized for issuance thereunder by 7,000,000 shares. The Second Amended and Restated 2018 Plan provides for the granting of stock options, restricted stock and restricted stock units (together, restricted stock awards), stock appreciation rights and other stock-based awards, and has a fungible share pool. Any award that is not a full value award is counted against the authorized share limits specified as one share for each share of common stock subject to the award, and all full value awards, defined as restricted stock awards or other stock-based awards, are counted as one and a half shares for each one share of common stock subject to such full value award.
As of December 31, 2025, an aggregate of 16,891,503 shares of common stock were reserved for issuance under our stock plans, including outstanding stock options to purchase 3,487,323 shares of common stock, 2,515,120 outstanding restricted stock units, 10,514,222 shares of common stock available for additional equity awards and 374,838 shares of common stock available for future grant under our Amended and Restated 2004 Employee Stock Purchase Plan, as amended, or the Amended and Restated ESPP. Each stock option shall expire within 10 years of grant date. Time-based stock options granted to employees generally vest as to 25% of the shares on the first anniversary of the grant date and 6.25% of the shares at the end of each successive three-month period thereafter until fully vested. Restricted stock units granted to employees generally vest over a three-year period, with one-third of the shares vesting on each of the three successive anniversaries of the grant date. Vesting may be accelerated in certain circumstances, including upon death, disability, retirement or termination without cause in connection with a change of control.
Employee Stock Purchase Plan
In 2004, we adopted the 2004 Employee Stock Purchase Plan and in 2017, our stockholders approved the Amended and Restated ESPP. In 2020, our stockholders approved an amendment to the Amended and Restated ESPP, to increase the number of shares authorized for issuance to 1,965,789 shares. Under the Amended and Restated ESPP, as amended, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of our common stock at the beginning or end of the offering period. We issued 92,868 and 140,161 shares during the years ended December 31, 2025 and 2024, respectively.
We estimate the fair value of shares to be issued under the Amended and Restated ESPP, as amended, using the Black-Scholes option-pricing model on the date of grant, or first day of the offering period. The following table summarizes the Black-Scholes valuation assumption inputs for stock purchase rights granted under the employee stock purchase plan:

Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.8% - 4.2%	4.4% - 5.4%	5.1% - 5.4%
Expected dividend yield	—	—	—
Expected option life	6 months	6 months	6 months
Expected volatility	38% - 48%	35% - 54%	34% - 39%
Preferred Stock
We have authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by our board of directors upon its issuance. As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. NET INCOME (LOSS) PER COMMON SHARE
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Net income (loss), as reported	$313,747	$(278,157)	$(440,242)
Adjustment for the elimination of interest expense on the convertible debt	—	—	—
Net income (loss), for use in diluted income per share	$313,747	$(278,157)	$(440,242)

Weighted-average common shares — basic	131,004	127,651	124,906
Effect of dilutive securities:
Options to purchase common stock, inclusive of performance-based stock options	2,265	—	—
Restricted stock units, inclusive of performance-based restricted stock units	1,407	—	—
Employee stock purchase program	8	—	—
Weighted-average common shares — diluted	134,684	127,651	124,906

Net income (loss) per common share — basic	$2.39	$(2.18)	$(3.52)
Net income (loss) per common share — diluted	$2.33	$(2.18)	$(3.52)
The following table sets forth the potential common shares excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Options to purchase common stock, inclusive of performance-based stock options	118	5,136	7,422
Restricted stock units, inclusive of performance-based restricted stock units	7	2,679	2,058
Convertible debt	3,238	3,616	3,616
Total	3,363	11,431	13,096
The effect of the 2022 Capped Call Transactions and 2025 Capped Call Transactions was also excluded from the calculation of diluted net income (loss) per share because exercise of these transactions would potentially reduce the number of shares of our common stock outstanding and, therefore, would be anti-dilutive. In the years ended December 31, 2025 and 2024, we excluded 6.2 million and 5.2 million shares, respectively, related to these transactions.
12. LEASES
Overview of Significant Leases
We lease two facilities for office and laboratory space in Cambridge, Massachusetts that represent substantially all of our significant lease obligations. An overview of these significant leases is as follows:
675 West Kendall Street
We lease office and laboratory space located at 675 West Kendall Street, Cambridge, Massachusetts for our corporate headquarters from BMR-675 West Kendall Street, LLC under a non-cancelable real property lease. The lease commenced on May 1, 2018 and monthly rent payments became due commencing on February 1, 2019 upon substantial completion of the building improvements, and continue for 15 years, with options to renew for two five-year terms each. We are not reasonably

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
certain to exercise these options, therefore, the periods covered by the options were not included in the lease term as of December 31, 2025 or 2024.
300 Third Street
We lease office and laboratory space located at 300 Third Street, Cambridge, Massachusetts under a non-cancelable real property lease agreement by and between us and ARE-MA Region No. 28, LLC, or ARE-MA, dated as of September 26, 2003, as amended. The term of the lease expires on January 31, 2034 with options to renew for two five-year terms each. We are not reasonably certain to exercise these options, therefore, the periods covered by the options were not included in the lease term as of December 31, 2025 or 2024.
Other Lease Disclosures
Our facility leases described above generally contain customary provisions allowing the landlords to terminate the leases if we fail to remedy a breach of any of our obligations under any such lease within specified time periods, or upon our bankruptcy or insolvency.
The following table is a summary of the components of total lease cost for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Operating lease cost	$49,816	$45,986	$46,367
Variable lease cost	24,551	19,757	20,278
Total	$74,367	$65,743	$66,645
Our variable lease cost for the years ended December 31, 2025, 2024 and 2023 primarily related to operating expenses, taxes and insurance associated with our real estate leases. Short-term lease costs were not material for the years ended December 31, 2025, 2024 and 2023.
Net cash paid for the amounts included in the measurement of the operating lease liabilities in our consolidated balance sheets and presented within operating activities in our consolidated statements of cash flows was $50.7 million, $51.0 million and $46.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of December 31, 2025 was 8 years and 8%, respectively, and as of December 31, 2024 was 8 years and 8%, respectively.
Future lease payments for non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liabilities presented in the consolidated balance sheet as of December 31, 2025 were as follows, in thousands:

Years Ending December 31
2026	$48,073
2027	52,747
2028	44,308
2029	42,990
2030	41,783
2031 and thereafter	136,375
Total undiscounted lease liability	366,276
Less imputed interest	(95,671)
Total discounted lease liability	$270,605

Operating lease liabilities	$45,518
Operating lease liabilities, net of current portion	225,087
Total	$270,605

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of December 31, 2025, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
Legal Matters
From time to time, we may be a party to litigation, arbitration or other legal proceedings in the ordinary course of our business activities, including the following types of matters which are common to companies in our industry:
•Patent litigation, which typically involves challenges to the coverage and/or validity of patents on various products or product candidates, processes or dosage forms. An adverse outcome could result in loss of patent protection for a product or product candidates, a significant loss of revenues from a product or impairment of the value of associated assets.
•Product liability and other product-related litigation related to our products, which could include personal injury, consumer fraud, off-label promotion, securities, antitrust and breach of contract claims, among others, and often involves highly complex issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual, provable injury and other matters.
•Commercial and other asserted or unasserted matters, which can include acquisition-, licensing-, intellectual property-, collaboration- or co-promotion-related and product-pricing claims and environmental claims and proceedings, which can involve complexities that will vary from matter to matter.
•Government investigations, which often are related to the extensive regulation of pharmaceutical companies by national, state and local government agencies in the U.S. and in other jurisdictions.
The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, it could have a materially adverse effect on our business, results of operations, liquidity and financial condition.
If we determine that it is probable that future expenditures will be made for a particular matter and such expenditures can be reasonably estimated, we accrue a loss contingency based on our best estimate of the probable range of loss. We accrue the minimum amount within the probable range of loss if no amount within the range is more likely than another. If we determine that future expenditures are not probable, or probable but not reasonably estimated, we do not accrue a loss contingency. If we determine that a material loss is reasonably possible and the range of loss can be estimated, we disclose the possible range of loss. On a quarterly basis, we evaluate developments with these claims and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of December 31, 2025 or 2024.
Patent Litigations
In March 2022, we filed separate lawsuits in the U.S. District Court for the District of Delaware, or the District Court, against (1) Moderna, Inc. and its subsidiaries ModernaTX, Inc. and Moderna US, Inc., collectively referred to as Moderna, which we refer to as the Moderna lawsuit, and (2) Pfizer, Inc. and its subsidiary Pharmacia & Upjohn Co. LLC, collectively referred to as Pfizer, which we refer to as the Pfizer lawsuit, seeking damages for patent infringement in Moderna’s and Pfizer’s manufacture and sale of their messenger RNA COVID-19 vaccines. In May 2022, Pfizer added BioNTech SE to the Pfizer lawsuit. In August 2025, we and Moderna settled all claims between the parties in the Moderna lawsuit, and in September 2025, we and Pfizer settled all claims between the parties in the Pfizer lawsuit.
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
On December 12, 2024, The Board of Regents of the University of Texas System filed a lawsuit in the U.S. District Court for the Western District of Texas, or the Texas District Court, alleging that we infringe U.S. Patent No. 8,895,717 by making, using and commercializing ONPATTRO in the U.S. On February 5, 2025, we filed a motion to dismiss the case for improper

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
venue and an alternative motion to transfer the case to the U.S. District Court for the District of Massachusetts if the dismissal is not granted. On July 2, 2025, the Texas District Court denied the motion to dismiss and to transfer the case without prejudice, and we filed a renewed motion to dismiss and to transfer the case on September 24, 2025. On December 15, 2025, the court granted in part and denied in part our motion to dismiss and ordered the case transferred to the U.S. District Court for the District of Massachusetts after determining that venue was improper in the Western District of Texas.
Government Investigation
In October 2025, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents pertaining to our government price reporting for AMVUTTRA, ONPATTRO, OXLUMO and GIVLAARI, including certain fee and discount arrangements with distributors, and certain other related documents and communications. We are producing records responsive to the subpoena.
Indemnification Obligations
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have reviewed the estimated aggregate fair value of our potential liabilities under all such indemnification provisions and have not recorded any related liability as of December 31, 2025 or 2024.
14. INCOME TAXES
The domestic and foreign components of income (loss) before income taxes were as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Domestic	$18,300	$(571,926)	$(450,311)
Foreign	304,852	194,551	16,794
Income (loss) before income taxes	$323,152	$(377,375)	$(433,517)
During the year ended December 31, 2025, our foreign income of $304.9 million primarily relates to income generated in Switzerland.
The (provision for) benefit from income taxes consisted of the following:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Current provision:
State	$(1,934)	$(1,600)	$(4,022)
Foreign	(9,669)	(5,944)	(3,416)
Total current provision	(11,603)	(7,544)	(7,438)
Deferred benefit:
Foreign	2,198	106,762	713
Total deferred benefit	2,198	106,762	713
Total (provision for) benefit from income taxes	$(9,405)	$99,218	$(6,725)
During the year ended December 31, 2025, we recorded a provision for income taxes of $9.4 million. This is comprised of $2.2 million of foreign deferred benefit, $1.9 million of domestic state current provision and $9.7 million of foreign current provision.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As further described in Note 2, Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

(In thousands)	Year Ended December 31, 2025
	Rate	Amount
At U.S. federal statutory rate	21.0%	$(67,861)
State taxes, net of federal effect (1)	(0.7)	2,103
Foreign tax effects
Switzerland
Statutory tax rate difference between Switzerland and United States	(11.1)	35,749
Statutory permanent item	(1.5)	4,932
Favorable tax ruling	(6.4)	20,576
Canton taxes, Zug	(0.1)	457
Other foreign jurisdictions	1.2	(3,706)
Effect of cross-border tax laws
Global Intangible Low-Taxed Income	26.7	(86,241)
Subpart F Income	0.2	(752)
Tax credits
Research and development credit	(8.6)	27,654
Orphan drug credit	(10.9)	35,115
Changes in valuation allowances	2.9	(9,373)
Nontaxable or nondeductible items
Stock-based compensation expense	(28.1)	90,695
Nondeductible officers compensation	10.2	(32,802)
Loss related to convertible debt	2.8	(8,919)
Other items	0.7	(2,153)
Changes in unrecognized tax benefits	5.9	(18,993)
Other items	(1.3)	4,114
Effective income tax rate	2.9%	$(9,405)
(1) State taxes in Kentucky and Massachusetts made up the majority of the tax effect in this category.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Years Ended December 31,
(In thousands)	2024	2023
At U.S. federal statutory rate	21.0%	21.0%
State taxes, net of federal effect	10.1	8.6
Stock-based compensation expense	9.6	3.9
Tax credits	7.5	6.7
Nondeductible compensation	(3.8)	(3.0)
Other permanent items	(1.8)	0.8
Foreign rate differential	2.7	(0.7)
Bermuda tax law enactment	—	85.9
Internal reorganization of certain intellectual property rights	(10.5)	12.6
Other	(1.2)	1.7
Uncertain tax position reserve	(14.3)	—
Revaluation of deferred taxes due to rate change	(0.6)	5.1
Valuation allowance	7.6	(144.1)
Effective income tax rate	26.3%	(1.5)%
The amounts of income tax related taxes paid, net of refunds received were as follows:

(In thousands)	Year Ended December 31, 2025
State
Kentucky	$7,700
All other	56
Foreign
Germany	1,228
Italy	2,847
Brazil	1,210
All other	2,047
Income taxes, net of amounts refunded	15,088
Other taxes	200
Total	$15,288

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. We establish a valuation allowance when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax assets were as follows:

	As of December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$987,117	$882,569
Research and development and other credit carryforwards	452,264	391,642
Liabilities related to the sale of future royalties and development funding	426,826	378,657
Change in fair value of development derivative liability	—	107,797
Operating lease liabilities	60,102	60,313
Deferred revenue	1,223	14,515
Deferred compensation	69,981	62,110
Intangible assets	593,725	634,323
Capitalized research and development expenditures	235,622	349,279
Other	90,623	86,425
Total deferred tax assets	2,917,483	2,967,630
Deferred tax liabilities:
Property, plant and equipment, net	(17,367)	(18,596)
Unrealized gain on marketable securities	—	(2,042)
Operating lease right-of-use assets	(41,812)	(41,196)
Deferred tax asset valuation allowance	(2,732,329)	(2,788,933)
Net deferred tax assets	$125,975	$116,863
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” or the Act, into law. The legislation includes several changes to federal tax law that are designed to allow for more favorable deductibility of certain business expenses and more favorable rules for determining the limitation on business interest expense. The Act includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, global intangible low-taxed income, foreign-derived intangible income, and base erosion and anti-abuse tax, among other changes. These changes are generally effective for tax years beginning after December 31, 2025, except for changes related to the immediate expensing of research and development expenditures and the reinstatement of 100% bonus depreciation, which were retroactively effective for tax years beginning after December 31, 2024 and for property placed in service after January 19, 2025, respectively. The changes that were retroactively enacted were reflected in the income tax provision for the year ended December 31, 2025 and did not have a material effect on our financial statements.
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act of 2023, or Corporate Income Tax Act, which introduces a corporate income tax regime in Bermuda with a statutory tax rate of 15% effective January 1, 2025. Companies are not subject to income tax in Bermuda prior to this change and with the transition into the Corporate Income Tax Act there is an economic transition adjustment that requires the tax basis of certain Bermudian assets to be established at fair market value. Upon the enactment of the Corporate Income Tax Act, we determined the fair market value of our identifiable intangible assets in Bermuda and recognized a deferred tax asset in our consolidated financial statements for the year ended December 31, 2023. We recorded a full valuation allowance against this deferred tax asset as we had generated historical losses and expected to generate future losses. In the year ended December 31, 2024, we transferred the identifiable intangible assets in Bermuda to Switzerland.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2025, we continued to maintain a valuation allowance on certain Switzerland deferred tax assets that may not be realized in future periods. As of December 31, 2025, we maintained a full valuation allowance against our U.S. deferred tax assets. We continue to maintain a valuation allowance on our U.S. deferred tax assets because we have a history of cumulative losses. On a quarterly basis, we reassess the valuation of our U.S. deferred income tax assets weighing positive and negative evidence to assess the recoverability of the deferred tax assets. Based on our recent financial performance and our future projections, we could potentially record a reversal of all or a portion of the U.S. valuation allowance within the foreseeable future. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.
The valuation allowance decreased by $56.6 million as of December 31, 2025 compared to December 31, 2024, primarily as a result of a change in accounting method that was set up through equity in the amount of $71.4 million offset with an increase to the valuation allowance due to additional tax attributes generated of $14.8 million.
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
The valuation allowance increased by $623.0 million as of December 31, 2023 compared to December 31, 2022, primarily due to capitalized research and development costs and internally developed intellectual property.
As of December 31, 2025, we had federal and state net operating loss carryforwards, or NOLs, of $3.23 billion and $3.70 billion, respectively, to reduce future taxable income. Federal NOLs of $873.0 million, generated before 2018, will begin expiring in varying amounts through 2037 unless utilized. The remaining federal NOLs of $2.36 billion, generated after 2017, will be carried forward indefinitely and could be used to offset up to 80% of taxable income in all other future tax years. State NOLs will begin expiring in varying amounts through 2045 unless utilized. As of December 31, 2025, we also had foreign NOLs of $731.8 million to reduce future taxable income which will begin expiring in varying amounts through 2032.
As of December 31, 2025, we had federal research and development, including orphan drug, carryforwards of $411.7 million, available to reduce future tax liabilities that expire at various dates through 2045. As of December 31, 2025, we had state research and development and investment tax credit carryforwards of $51.4 million, available to reduce future tax liabilities, that expire at various dates through 2040.
We have a full valuation allowance against our U.S. federal and state net operating loss and tax credit carryforwards, as well as a valuation allowance against certain foreign net operating loss carryforwards, as we determined it was more likely than not that we would not realize these assets. Ownership changes, as defined in the Internal Revenue Code and similar state provisions, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of federal and state net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code and similar state provisions. We have performed an analysis of ownership changes through December 31, 2025. Based on this analysis, we do not believe that any of our federal and state tax attributes will expire unutilized due to Section 382 limitations.
Our reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized and ultimately sustained upon challenge by a taxing authority based upon its technical merits and subject to certain recognition and measurement criteria.
As of December 31, 2024, we had gross unrecognized tax benefits related to income tax reserves of $59.4 million primarily related to federal and state research and orphan drug credit carryforwards. As of December 31, 2025, we had gross unrecognized tax benefits related to income tax reserves primarily related to federal and state research and orphan drug credit carryforwards of $78.0 million, of which $10.5 million relate to current year positions and $9.5 million relate to prior year positions. During the year ended December 31, 2025, the Company settled an Italian audit related to tax years 2020 through 2023 in the amount of $1.3 million. We do not have any other material gross unrecognized tax benefits related to income tax reserves. We do not expect any of our unrecognized tax benefits related to income tax reserves, if recognized, to impact our effective tax rate due to full valuation allowance in the U.S. Our policy is to record interest and penalties related to unrecognized tax benefits related to income taxes in our income tax provision. No amounts for interest or penalties related to unrecognized tax benefits have been recognized in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(In thousands)	2025	2024
Beginning balance	$59,371	$—
Additions based on tax positions related to current period	10,460	5,080
Additions for tax positions of prior periods	9,467	54,291
Settlements	(1,329)	—
Ending balance	$77,969	$59,371
We have not recorded a deferred tax liability with respect to excess book over tax outside basis differences, including unremitted earnings and cumulative translation adjustments, in our foreign subsidiary investments, as it is our current intention to permanently reinvest such outside basis differences with certain exceptions. Any permanently reinvested outside basis differences could reverse if we make distributions, sell our foreign subsidiaries or various other events occur, none of which were considered probable as of December 31, 2025. Determination of the amount of deferred tax liabilities described above is not practicable.
During the year ended December 31, 2025, we evaluated whether to repatriate cash from certain foreign subsidiaries and determined that any related deferred tax liabilities would not be material to our consolidated financial statements.
The tax years 2022 through 2025 remain open to examination by the Internal Revenue Service and certain state tax authorities, although net operating loss and tax credit carryforwards generated prior to 2022 may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.
15. EMPLOYEE BENEFITS PLANS
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
For the years ended December 31, 2025, 2024 and 2023 contributions and net periodic benefit costs to such plans generated a total expense of $26.6 million, $22.3 million and $17.5 million, respectively.
16. SEGMENT INFORMATION
We operate in a single segment dedicated to the discovery, development, manufacturing and commercialization of RNAi therapeutics. RNAi therapeutics are comprised of siRNA that function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for proteins implicated in the cause or pathway of disease, thus preventing them from being made. To date, our efforts have yielded the approval of six first-in-class RNAi-based medicines, which generate the majority of our consolidated total revenues. Consistent with our operational structure, our Chief Executive Officer, or CEO, as the chief operating decision maker, or CODM, manages and allocates resources on a consolidated basis at the global corporate level. Our global research and development and technical operations and quality organizations are responsible for the discovery, development, and supply of products. Commercial efforts that coordinate the marketing, sales and distribution of these products are organized by geographic region and therapeutic area. All of these activities are supported by global corporate staff functions. Managing and allocating resources at the global corporate level enables our CEO to assess the overall level of resources available and how to best deploy these resources in line with our overarching long-term corporate-wide strategic goals. The determination of a single segment is consistent with the consolidated financial information regularly reviewed by the CODM for the purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.
Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. The CEO evaluates performance and decides how to allocate resources based on consolidated net income (loss) that is reported on the consolidated statements of operations and comprehensive income (loss). The measure of segment assets is reported on the consolidated balance sheets as total assets. The CEO uses consolidated net income (loss) to evaluate income generated from the Company’s business activities in deciding how to allocate company resources (such as pursuing clinical development or entering a strategic collaboration), monitoring budget versus actual results, and establishing

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
management’s compensation. Please refer to the consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and selling, general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories:
Research and Development

	Years Ended December 31,
(In thousands)	2025	2024	2023
Clinical research and outside services	$640,672	$509,129	$485,732
Compensation and related	516,208	455,678	357,696
Occupancy and all other costs(1)	162,895	161,425	160,987
Total research and development expense	$1,319,775	$1,126,232	$1,004,415
Selling, General and Administrative

	Years Ended December 31,
(In thousands)	2025	2024	2023
Compensation and related	$668,302	$531,078	$423,295
Consulting and professional services	348,976	274,539	226,664
Occupancy and all other costs(1)	193,435	169,909	145,687
Total selling, general and administrative expense	$1,210,713	$975,526	$795,646
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
As of December 31, 2025 and 2024, substantially all of our long-lived assets were from U.S. operations. For the years ended December 31, 2025, 2024 and 2023, net revenues from collaborations were attributed to the U.S. Please refer to Note 3, Net Product Revenues, for information regarding our net product revenues by geography.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended December 31, 2025, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into written plans for the sale of our securities that are intended to satisfy the conditions specified in

Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these written plans as “Rule 10b5-1 trading plans.” We describe the material terms of the Rule 10b5-1 trading plans below.
David E.I. Pyott, Director
On November 12, 2025, David E.I. Pyott, a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Mr. Pyott, acting through a broker, may sell up to an aggregate of 7,610 shares of our common stock received upon the exercise of options granted to Mr. Pyott as director compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from February 11, 2026 to October 14, 2026. The plan is scheduled to terminate on October 14, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Pyott or the broker, or as otherwise provided in the plan.
Pushkal Garg, M.D., Chief Research and Development Officer
On November 20, 2025, Pushkal Garg, M.D. our Chief Research and Development Officer, entered into a Rule 10b5-1 trading plan that provides that Dr. Garg, acting through a broker, may sell up to an aggregate of 25,418 shares of our common stock received upon the settlement of awards granted to Dr. Garg as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from February 27, 2026 to November 1, 2026. The plan is scheduled to terminate on November 1, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Garg or the broker, or as otherwise provided in the plan.
Tolga Tanguler, Chief Commercial Officer
On November 14, 2025, Tolga Tanguler, our Chief Commercial Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Tanguler, acting through a broker, may sell up to an aggregate of 25,782 shares of our common stock received upon the settlement of awards granted to Mr. Tanguler as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from February 13, 2026 to November 15, 2026. The plan is scheduled to terminate on November 15, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Tanguler or the broker, or as otherwise provided in the plan.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in our Proxy Statement for our 2026 Annual Meeting of Stockholders, or 2026 Proxy Statement, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the information in our 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the information in our 2026 Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
We intend to file our 2026 Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2025. The information required by this item relating to our equity compensation plans is incorporated herein by reference to the information contained under the section captioned “Supplemental Equity Compensation Plan Information” of the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the information in our 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item is incorporated herein by reference to the information in our 2026 Proxy Statement.

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

3.1
Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1C to the Registrant’s Current Report on Form 8-K filed on April 26, 2019 (File No. 001-36407) and incorporated herein by reference)

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Alnylam Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2025 (File No. 001-36407) and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-36407) for the quarterly period ended September 30, 2020 and incorporated herein by reference)

4.1	Specimen certificate evidencing shares of common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

4.2
Description of Capital Stock (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on February 13, 2020 (File No. 001-36407) for the year ended December 31, 2019 and incorporated herein by reference)

4.3
Indenture, dated as of September 15, 2022, between the Registrant and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2022 (File No. 001-36407) for the quarterly period ended September 30, 2022 and incorporated herein by reference)

4.4
Form of 1.00% Convertible Senior notes due 2027 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2022 (File No. 001-36407) and incorporated herein by reference)

4.5
Indenture, dated as of September 12, 2025, between the Registrant. and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 12, 2025 (File No. 001-36407) and incorporated herein by reference)

4.6
Form of 0.00% Convertible Senior notes due 2028 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 12, 2025 (File No. 001-36407) and incorporated herein by reference)

10.1**
Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014 (File No. 001-36407) for the quarterly period ended June 30, 2014 and incorporated herein by reference)

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

10.8**#	Second Amended and Restated 2018 Stock Incentive Plan

10.9**
Forms of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreements, Restricted Stock Agreement and Restricted Stock Unit Award Agreement under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 (File No. 001-36407) for the quarterly period ended June 30, 2018 and incorporated herein by reference)

10.10
Forms of Nonstatutory Stock Option Agreements under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on February 10, 2022 (File No. 001-36407) for the year ended December 31, 2021 and incorporated herein by reference)

10.11**
Forms of Stock Unit Award Agreements under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on February 10, 2022 (File No. 001-36407) for the year ended December 31, 2021 and incorporated herein by reference)

10.12**
Form of Performance Stock Unit Award Agreement for Executive Officers under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2023 (File No. 001-36407) for the quarterly period ended March 31, 2023 and incorporated herein by reference)

10.13**
Form of Restricted Stock Unit Award Agreement for Executive Officers under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2023 (File No. 001-36407) for the quarterly period ended March 31, 2023 and incorporated herein by reference)

10.14**
Form of Performance Stock Unit Award Agreement for Executive Officers under 2018 Stock Incentive Plan, as amended (granted on or after June 11, 2024) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2024 (File No. 001-36407) for the quarterly period ended June 30, 2024 and incorporated herein by reference)

10.15**
Forms of Performance Stock Unit Award Agreements for Executive Officers under the Amended and Restated 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2025 (File No. 001-36407) for the quarterly period ended March 31, 2025 and incorporated herein by reference)

10.16**
Form of Restricted Stock Unit Award Agreement for Executive Officers under 2018 Stock Incentive Plan, as amended (granted on or after June 11, 2024) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2024 (File No. 001-36407) for the quarterly period ended June 30, 2024 and incorporated herein by reference)

10.17**
Form of Nonstatutory Stock Option Agreement for Executive Officers under 2018 Stock Incentive Plan, as amended (granted on or after June 11, 2024) (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2024 (File No. 001-36407) for the quarterly period ended June 30, 2024 and incorporated herein by reference)

Exhibit No.	Exhibit

10.18**
Form of Restricted Stock Unit Award Agreement for Non-employee Directors under the Amended and Restated 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 1, 2025 (File No. 001-36407) for the quarterly period ended March 31, 2025 and incorporated herein by reference)

10.19**
Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2024 (File No. 001-36407) for the quarterly period ended June 30, 2024 and incorporated herein by reference)

10.20**
Amended and Restated Annual Incentive Program, as amended (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 11, 2021 (File No. 001-36407) for the year ended December 31, 2020 and incorporated herein by reference)

10.21**
Employment Agreement between the Registrant and Dr. Yvonne L. Greenstreet dated December 14, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2021 (File No. 001-36407) and incorporated herein by reference)

10.22**
Consulting Agreement dated as of April 20, 2012 by and between the Registrant and Dennis A. Ausiello, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 (File No. 000-50743) and incorporated herein by reference)

10.23**
Forms of Director and Officer Indemnification Agreements (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016 (File No. 001-36407) for the quarterly period ended June 30, 2016 and incorporated herein by reference)

10.24**
Form of Change in Control Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2017 (File No. 001-36407) for the quarterly period ended September 30, 2017 and incorporated herein by reference)

10.25
Lease, dated as of September 26, 2003 by and between the Registrant and Three Hundred Third Street LLC (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

10.26
First Amendment to Lease, dated March 16, 2006, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2006 (File No. 000-50743) and incorporated herein by reference)

10.27
Second Amendment to Lease, dated June 26, 2009, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 000-50743) for the quarterly period ended June 30, 2009 and incorporated herein by reference)

10.28
Third Amendment to Lease, dated May 11, 2010, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2010 (File No. 000-50743) for the quarterly period ended June 30, 2010 and incorporated herein by reference)

10.29
Fourth Amendment to Lease, dated November 4, 2011, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on February 13, 2012 (File No. 000-50743) for the year ended December 31, 2011 and incorporated herein by reference)

10.30
Fifth Amendment to Lease, dated March 27, 2014, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.5 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on January 9, 2015 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)

10.31
Sixth Amendment to Lease, dated August 14, 2018, by and between the Registrant and ARE-MA Region No. 28, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2018 (File No. 001-36407) for the quarterly period ended September 30, 2018 and incorporated herein by reference)

10.32
Lease entered into as of April 3, 2015 by and between BMR-675 West Kendall Street LLC and the Registrant (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

Exhibit No.	Exhibit

10.33†
Sublicense Agreement dated effective January 8, 2007 among the Registrant and INEX Pharmaceuticals Corporation (now Arbutus Biopharma Corporation, as successor in interest) (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 18, 2011 (File No. 000-50743) for the year ended December 31, 2010 and incorporated herein by reference)

10.34†
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

10.37†
Cross-License Agreement dated as of November 12, 2012 by and among the Registrant, Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation) and Protiva Biotherapeutics Inc. (filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed on February 23, 2023 (File No. 001-36407) for the year ended December 31, 2022 and incorporated herein by reference)

10.38†
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

10.40†
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

10.41*†
Amendment No. 1 entered into as of April 10, 2023 to the Master Collaboration Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2023 (File No. 001-36407) for the quarterly period ended June 30, 2023 and incorporated herein by reference)

10.42*†
Amendment No. 2 entered into as of March 7, 2024 to the Master Collaboration Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2024 (File No. 001-36407) for the quarterly period ended March 31, 2024 and incorporated herein by reference)

10.43*†
Amendment No. 3 entered into as of August 1, 2024 to the Master Collaboration Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2024 (File No. 001-36407) for the quarterly period ended September 30, 2024 and incorporated herein by reference)

10.44†
License and Collaboration Agreement dated as of February 3, 2013 by and among The Medicines Company and the Registrant (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 001-36407) for the year ended December 31, 2022 and incorporated herein by reference)

10.45
Amendment to License and Collaboration Agreement, dated as of November 22, 2019 between the Registrant and The Medicines Company (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on February 13, 2020 (File No. 001-36407) for the year ended December 31, 2019 and incorporated herein by reference)

Exhibit No.	Exhibit

10.46†
Amendment No. 2 to License and Collaboration Agreement, dated as of October 31, 2022 between the Registrant and The Medicines Company (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 001-36407) for the year ended December 31, 2022 and incorporated herein by reference)

10.47†
Master Collaboration Agreement dated as of January 11, 2014 by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation) (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)

10.48†
Amendment No. 1 effective as of July 1, 2015 to Master Collaboration Agreement dated as of January 11, 2014 by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-36407) for the quarterly period ended September 30, 2015 and incorporated herein by reference)

10.49†
Amendment No. 2 entered into as of January 6, 2018 to the Master Collaboration Agreement dated as of January 11, 2014, as amended by Amendment No. 1, by and between the Registrant and Genzyme Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2018 (File No. 001-36407) for the quarterly period ended March 31, 2018 and incorporated herein by reference)

10.50†
Amendment No. 3 entered into as of April 8, 2019 to the Master Collaboration Agreement dated as of January 11, 2014, as amended by Amendment No. 1 and Amendment No. 2 by and between the Registrant and Genzyme Corporation (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.51†
Exclusive License Agreement entered into as of January 6, 2018 by and between the Registrant and Genzyme Corporation (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2018 (File No. 001-36407) for the quarterly period ended March 31, 2018 and incorporated herein by reference)

10.52†
Amended and Restated ALN-AT3 Global License Terms entered into as of April 8, 2019 by and between the Registrant and Genzyme Corporation (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.53†
Second Amended and Restated Strategic Collaboration and License Agreement dated January 8, 2015 between Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015 (File No. 001-36407) for the quarterly period ended March 31, 2015 and incorporated herein by reference)

10.54†
Amendment No. 1 dated as of July 13, 2015 to Second Amended and Restated Strategic Collaboration and License Agreement dated as of January 8, 2015 by and among the Registrant and Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-36407) for the quarterly period ended September 30, 2015 and incorporated herein by reference)

10.55†
Amended and Restated Development and Manufacturing Services Agreement effective as of July 6, 2015 by and between the Registrant and Agilent Technologies, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-36407) for the quarterly period ended September 30, 2015 and incorporated herein by reference)

10.56†
Manufacturing Services Agreement effective as of March 28, 2018 by and between the Registrant and Agilent Technologies, Inc. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2018 (File No. 001-36407) for the quarterly period ended March 31, 2018 and incorporated herein by reference)

10.57†
Purchase and Sale Agreement dated April 10, 2020 between BX Bodyguard Royalties L.P. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020 (File No. 001-36407) for the quarterly period ended June 30, 2020 and incorporated herein by reference)

10.58*
Amendment to Purchase and Sale Agreement dated October 31, 2022 between BX Bodyguard Royalties L.P. and the Registrant (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 001-36407) for the year ended December 31, 2022 and incorporated herein by reference)

10.59*†
Co-Development Agreement between the Registrant and BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P. dated August 15, 2020 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-36407) for the quarterly period ended September 30, 2020 and incorporated herein by reference)

Exhibit No.	Exhibit

10.60*†
Amendment No. 1 to Co-Development Agreement between the Registrant and BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P. dated November 23, 2021 (filed as Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K filed on February 10, 2022 (File No. 001-36407) for the year ended December 31, 2021 and incorporated herein by reference)

10.61†
Collaboration and License Agreement dated as of July 21, 2023 by and between the Registrant and F. Hoffmann-La Roche Ltd. and Genentech, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2023 (File No. 001-36407) for the quarterly period ended September 30, 2023 and incorporated herein by reference)

10.62†
Amendment No. 1 to Collaboration and License Agreement by and between the Registrant and F. Hoffmann-La Roche Ltd. and Genentech, Inc. dated September 5, 2025 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2025 (File No. 001-36407) for the quarterly period ended September 30, 2025 and incorporated herein by reference)

10.63†
Patent Cross-License Agreement dated April 3, 2020 between Dicerna Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020 (File No. 001-36407) for the quarterly period ended June 30, 2020 and incorporated herein by reference)

10.64	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-36407, filed on September 16, 2022)

10.65	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-36407, filed on September 12, 2025)

10.66
Credit Agreement, dated September 30, 2025, among the Registrant, the lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-36407, filed on October 3, 2025)

19.1#
Amended and Restated Insider Trading Policy of the Registrant, dated February 27, 2023 (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on February 13, 2025 (File No. 001-36407) for the year ended December 31, 2024 and incorporated herein by reference)

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2026.

ALNYLAM PHARMACEUTICALS, INC.

By:	/s/ Yvonne L. Greenstreet, M.D.
Yvonne L. Greenstreet, M.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 12, 2026.

Name	Title

/s/ Yvonne L. Greenstreet, M.D.	Director and Chief Executive Officer
Yvonne L. Greenstreet, M.D.	(Principal Executive Officer)

/s/ Jeffrey V. Poulton	Executive Vice President, Chief Financial Officer
Jeffrey V. Poulton	(Principal Financial and Accounting Officer)

/s/ Stuart A. Arbuckle	Director
Stuart A. Arbuckle

/s/ Dennis A. Ausiello, M.D.	Director
Dennis A. Ausiello, M.D.

/s/ Olivier Brandicourt, M.D.	Director
Olivier Brandicourt, M.D.

/s/ Margaret A. Hamburg, M.D.	Director
Margaret A. Hamburg, M.D.

/s/ Peter N. Kellogg	Director
Peter N. Kellogg

/s/ David E.I. Pyott	Director
David E.I. Pyott

/s/ Colleen F. Reitan	Director
Colleen F. Reitan

/s/ Amy W. Schulman	Director
Amy W. Schulman

/s/ Elliott Sigal, M.D., Ph.D.	Director
Elliott Sigal, M.D., Ph.D.