Form 10-Q
period 2026-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2026-04-30
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At April 24, 2026, the registrant had 133,512,573 shares of Common Stock, $0.01 par value per share, outstanding.

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
•our views with respect to the clinical and commercial potential of (including the potential numbers of patients who may benefit from) our approved and investigational RNAi therapeutics and those of our collaborators, including AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO, Leqvio® (inclisiran), Qfitlia® (fitusiran), zilebesiran, mivelsiran, nucresiran and cemdisiran;
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
•the impact of current and potential healthcare reforms, including those affecting the delivery, pricing or government price reporting of or payment, insurance coverage or reimbursement for, healthcare products and services;
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
This Quarterly Report on Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Quarterly Report on Form 10-Q also may include data based on our own internal estimates and research, which have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Any such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,710,779	$1,657,250
Marketable debt securities	1,298,444	1,251,234
Accounts receivable, net	883,957	777,567
Inventory	84,025	82,719
Prepaid expenses and other current assets	242,103	281,892
Total current assets	4,219,308	4,050,662
Property, plant and equipment, net	518,257	513,147
Operating lease right-of-use assets	189,299	194,916
Deferred tax assets	116,960	125,975
Restricted investments	22,170	22,170
Other assets	63,553	59,461
Total assets	$5,129,547	$4,966,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126,628	$115,721
Accrued expenses	946,485	1,080,197
Operating lease liabilities	45,661	45,518
Deferred revenue	3,213	4,845
Liabilities related to the sale of future royalties and development funding	227,488	220,068
Total current liabilities	1,349,475	1,466,349
Operating lease liabilities, net of current portion	218,025	225,087
Convertible debt	1,009,372	1,007,784
Liabilities related to the sale of future royalties and development funding, net of current portion	1,469,684	1,470,341
Other liabilities	7,611	7,594
Total liabilities	4,054,167	4,177,155
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 133,444 shares issued and outstanding as of March 31, 2026; 132,376 shares issued and outstanding as of December 31, 2025	1,334	1,324
Additional paid-in capital	7,595,473	7,510,473
Accumulated other comprehensive loss	(24,894)	(20,097)
Accumulated deficit	(6,496,533)	(6,702,524)
Total stockholders' equity	1,075,380	789,176
Total liabilities and stockholders' equity	$5,129,547	$4,966,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Statements of Operations
Revenues:
Net product revenues	$1,036,127	$468,538
Net revenues from collaborations	82,075	99,185
Royalty revenue	48,973	26,466
Total revenues	1,167,175	594,189
Operating costs and expenses:
Cost of goods sold	207,520	70,183
Cost of collaborations and royalties	3,602	858
Research and development	364,866	265,122
Selling, general and administrative	322,551	239,949
Total operating costs and expenses	898,539	576,112
Income from operations	268,636	18,077
Other (expense) income:
Interest expense	(69,286)	(58,309)
Interest income	26,598	28,673
Other (expense) income, net	(4,295)	9,191
Total other expense, net	(46,983)	(20,445)
Income (loss) before income taxes	221,653	(2,368)
Provision for income taxes	(15,662)	(15,883)
Net income (loss)	$205,991	$(18,251)

Net income (loss) per common share — basic	$1.55	$(0.14)
Net income (loss) per common share — diluted	$1.51	$(0.14)

Weighted-average common shares — basic	132,893	129,676
Weighted-average common shares — diluted	138,226	129,676

Statements of Comprehensive Income (Loss)
Net income (loss)	$205,991	$(18,251)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities	(3,652)	1,030
Foreign currency translation losses	(1,234)	(4,084)
Defined benefit pension plans, net of tax	89	55
Total other comprehensive loss	(4,797)	(2,999)
Comprehensive income (loss)	$201,194	$(21,250)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	132,376	$1,324	$7,510,473	$(20,097)	$(6,702,524)	$789,176
Exercise of common stock options, net of tax withholdings	102	1	13,750	—	—	13,751
Issuance of common stock under equity plans	966	9	(9)	—	—	—
Stock-based compensation expense	—	—	71,259	—	—	71,259
Other comprehensive loss	—	—	—	(4,797)	—	(4,797)
Net income	—	—	—	—	205,991	205,991
Balance as of March 31, 2026	133,444	$1,334	$7,595,473	$(24,894)	$(6,496,533)	$1,075,380

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	129,294	$1,293	$7,388,061	$(34,518)	$(7,287,748)	$67,088
Cumulative effect adjustment from adoption of ASU 2025-07	—	—	—	—	271,477	271,477
Exercise of common stock options, net of tax withholdings	423	4	50,981	—	—	50,985
Issuance of common stock under equity plans	594	6	(6)	—	—	—
Stock-based compensation expense	—	—	57,840	—	—	57,840
Other comprehensive loss	—	—	—	(2,999)	—	(2,999)
Net loss	—	—	—	—	(18,251)	(18,251)
Balance as of March 31, 2025	130,311	$1,303	$7,496,876	$(37,517)	$(7,034,522)	$426,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$205,991	$(18,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,553	14,405
Non-cash interest expense on liabilities related to the sale of future royalties and development funding	66,236	54,625
Stock-based compensation expense	70,154	56,712
Realized and unrealized loss on marketable equity securities	—	956
Deferred income taxes	9,310	9,639
Other	2,994	(19,354)
Changes in operating assets and liabilities:
Accounts receivable, net	(110,421)	(7,434)
Inventory	(3,324)	6,215
Prepaid expenses and other assets	(6,323)	(32,769)
Accounts payable, accrued expenses and other liabilities	(176,033)	(157,735)
Deferred revenue	(1,633)	(27,321)
Net cash provided by (used in) operating activities	70,504	(120,312)
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,833)	(8,970)
Purchases of marketable securities	(261,625)	(401,642)
Sales and maturities of marketable securities	213,191	524,381
Proceeds from maturity of restricted and other investments	48,825	48,825
Purchases of restricted and other investments	(4,100)	(48,825)
Net cash (used in) provided by investing activities	(25,542)	113,769
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	13,157	49,365
Proceeds from liabilities related to the sale of future royalties and development funding	6,000	—
Repayment of liabilities related to the sale of future royalties and development funding	(3,434)	(3,283)
Other financing activities	(9)	—
Net cash provided by financing activities	15,714	46,082
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,064)	14,058
Net increase in cash, cash equivalents and restricted cash	53,612	53,597
Cash, cash equivalents and restricted cash, beginning of period	1,658,807	968,652
Cash, cash equivalents and restricted cash, end of period	$1,712,419	$1,022,249
Supplemental disclosure of cash flows:
Cash paid for interest	$64,200	$68,931
Cash paid for taxes	$2,369	$2,969
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$9,826
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$9,185	$3,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS
Alnylam Pharmaceuticals, Inc. (also referred to as Alnylam, the Company, we, our or us) commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on ribonucleic acid interference, or RNAi. We are committed to the advancement of our company strategy of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact. Since inception, we have focused on discovering, developing and commercializing RNAi therapeutics by establishing and maintaining a strong intellectual property position in the RNAi field, establishing strategic collaborations with leading pharmaceutical and life sciences companies, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics globally, either independently or with our strategic collaborators. We have devoted substantially all of our efforts to business planning, research, development, manufacturing and commercializing biopharmaceutical products, acquiring, filing and expanding our intellectual property rights, recruiting our management and technical staff, and raising capital.
As of March 31, 2026, we have six marketed products, including two products that are commercialized by collaborators, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the United States, or U.S., and Europe.
2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying condensed consolidated financial statements of Alnylam are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 12, 2026. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.
The accompanying condensed consolidated financial statements reflect the operations of Alnylam and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts in the condensed consolidated financial statements have been retrospectively adjusted to reflect the guidance of Accounting Standards Update, or ASU, 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which we adopted in the fourth quarter of 2025 on a modified retrospective basis as of January 1, 2025. Refer to Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our significant accounting policies during the three months ended March 31, 2026.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In our condensed consolidated financial statements, we use estimates and assumptions related to our inventory valuation and related reserves, clinical accruals, liabilities related to the sale of future royalties and development funding, income taxes, deferred tax asset valuation allowances, revenue recognition and related allowances and reserves, research and development expenses, and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents, marketable securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, and available borrowing capacity under the revolving credit agreement, or the Revolving Credit Agreement, as of March 31, 2026, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
filing date of this Quarterly Report on Form 10-Q. Please refer to Note 8, Convertible Debt and Other Financing, for further information related to the Revolving Credit Agreement.
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board, or FASB, issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the guidance for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. The standard will be effective for annual reporting periods beginning after December 15, 2027, as well as interim period reporting periods within those annual reporting periods, with early adoption permitted. The standard updates may be applied on a prospective, retrospective, or modified retrospective approach. We are currently evaluating the impact this guidance could have on our condensed consolidated financial statements and related disclosures.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR,” which includes AMVUTTRA and ONPATTRO, and “Rare,” which includes GIVLAARI and OXLUMO) consisted of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
AMVUTTRA
United States	$702,554	$197,964
Europe	113,313	80,088
Rest of World	74,064	31,940
Total	889,931	309,992

ONPATTRO
United States	10,166	15,572
Europe	7,565	26,541
Rest of World	2,750	7,376
Total	20,481	49,489

Total TTR	910,412	359,481

GIVLAARI
United States	49,091	43,794
Europe	20,290	18,544
Rest of World	5,013	4,630
Total	74,394	66,968

OXLUMO
United States	16,965	14,109
Europe	24,390	20,984
Rest of World	9,966	6,996
Total	51,321	42,089

Total Rare	125,715	109,057

Total net product revenues	$1,036,127	$468,538
As of March 31, 2026 and December 31, 2025, net product revenue-related receivables of $727.2 million and $669.5 million, respectively, were included in accounts receivable, net on our condensed consolidated balance sheets.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes balances and activity in each product revenue allowance and reserve category:

(In thousands)	Chargebacks and Rebates	Other Incentives and Allowances	Total
Beginning balance as of December 31, 2025	$399,853	$25,797	$425,650
Provision related to current year sales	289,964	29,960	319,924
Provision related to prior years’ sales	(1,102)	(992)	(2,094)
Credit or payments made during the period for current year sales	(147,181)	(14,146)	(161,327)
Credit or payments made during the period for prior years’ sales	(92,210)	(12,900)	(105,110)
Total as of March 31, 2026	$449,324	$27,719	$477,043
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consisted of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Roche	$35,641	$17,056
Regeneron Pharmaceuticals	46,336	51,039
Other	98	31,090
Total net revenues from collaborations	$82,075	$99,185
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of March 31, 2026	As of December 31, 2025
Receivables included in accounts receivable, net	$109,417	$48,823
Contract liabilities included in deferred revenue	$3,213	$4,845
We recognized net revenues from collaborations of $4.8 million in the three months ended March 31, 2026, and $28.1 million in the three months ended March 31, 2025, each of which was included in the contract liability balance at the beginning of the applicable period.
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
The Roche License Obligation was satisfied at a point in time upon transfer of the license to Roche. Control of the licenses was transferred on the Effective Date and Roche could begin to use and benefit from the licenses. Because of this, all consideration allocated to the Roche License Obligation, including the upfront payment, milestones and royalties, is recognized when these amounts are no longer considered fully constrained or when the related sales occur for amounts subject to the sales-or-usage based royalty exception of ASC 606. For the Roche Development Services Obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated cost of the obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. As all costs in the proportional performance model are allowable for reimbursement from Roche, and the assumptions used to determine the total estimated cost of the obligation are consistent with the assumptions used to determine the transaction price allocated to the obligation, the revenue recognized for this obligation

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
will approximate 60% of the actual reimbursable cost incurred. Management has applied significant judgment in the process of developing our estimates. We re-evaluate the transaction price as of the end of each reporting period and as of March 31, 2026, the total transaction price was determined to be $1.74 billion.
The following table provides a summary of the transaction price allocated to each performance obligation:

(In thousands)	As of March 31, 2026
Roche License Obligation	$675,000
Roche Development Services Obligation	1,061,167
Roche Technology Transfer Obligation	2,000
$1,738,167
Net revenues from collaborations recognized under the Roche Agreement consisted of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Roche Development Services Obligation	$34,406	$15,840
Other	1,235	1,216
Total	$35,641	$17,056
As of March 31, 2026, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $870.0 million, which is expected to be recognized through the term of the Roche Agreement based on our input method model as the services are performed. We incurred research and development costs related to our collaboration with Roche of $61.2 million during the three months ended March 31, 2026, and $29.7 million during the three months ended March 31, 2025.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We continue to perform work in satisfaction of the remaining unsatisfied performance obligation, the Research Services Obligation. For this performance obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up. We re-evaluate the transaction price as of the end of each reporting period and as of March 31, 2026, the total transaction price was determined to be $100.5 million related to this obligation. As of March 31, 2026, the aggregate amount of the transaction price that was unsatisfied was $27.4 million, which is expected to be recognized through the term of the Regeneron Collaboration based on our input method model as the services are performed.
Net revenues from collaborations recognized under the Regeneron Collaboration consisted of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Research Services Obligation	$6,633	$13,810
C5 License Obligation	—	21,475
Regeneron Technology Transfer Obligation	—	2,431
Other license programs	39,703	13,323
Total	$46,336	$51,039
Revenue recognized for the “Other license programs” relates to nine separate programs subject to individual agreements with Regeneron.
Deferred revenue is classified as either current or noncurrent in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized. Current deferred revenue was $3.2 million and $4.8 million as of March 31, 2026 and December 31, 2025, respectively, related only to the Research Services Obligation.
We incurred research and development costs related to the Regeneron Collaboration of $11.0 million during the three months ended March 31, 2026, and $18.9 million during the three months ended March 31, 2025.
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
5. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
U.S. treasury securities	$303,953	$—	$303,953	$—
Money market funds	128,949	128,949	—	—
Marketable debt securities:
U.S. treasury securities	680,745	—	680,745	—
Corporate notes	328,318	—	328,318	—
U.S. government-sponsored enterprise securities	283,044	—	283,044	—
Commercial paper	6,337	—	6,337	—
Restricted cash (money market funds)	569	569	—	—
Total financial assets	$1,731,915	$129,518	$1,602,397	$—

(In thousands)	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$140,445	$140,445	$—	$—
U.S. treasury securities	18,952	—	18,952	—
U.S. government-sponsored enterprise securities	2,690	—	2,690	—
Commercial paper	1,995	—	1,995	—
Marketable debt securities:
U.S. treasury securities	653,341	—	653,341	—
Corporate notes	333,241	—	333,241	—
U.S. government-sponsored enterprise securities	252,634	—	252,634	—
Commercial paper	7,017	—	7,017	—
Municipal securities	5,001	—	5,001	—
Restricted cash (money market funds)	917	917	—	—
Total financial assets	$1,416,233	$141,362	$1,274,871	$—
During the three months ended March 31, 2026 and 2025, there were no transfers into or out of Level 3 financial assets or liabilities. The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and, at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three months ended March 31, 2026 or 2025.
The following tables summarize our marketable debt securities:

	As of March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$984,846	$577	$(725)	$984,698
Corporate notes	328,315	338	(335)	328,318
U.S. government-sponsored enterprise securities	283,192	192	(340)	283,044
Commercial paper	6,336	2	(1)	6,337
Total	$1,602,689	$1,109	$(1,401)	$1,602,397

	As of December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$670,566	$1,736	$(9)	$672,293
Corporate notes	332,104	1,152	(15)	333,241
U.S. government-sponsored enterprise securities	254,829	559	(64)	255,324
Commercial paper	9,012	—	—	9,012
Municipal securities	5,000	1	—	5,001
Total	$1,271,511	$3,448	$(88)	$1,274,871
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of March 31, 2026	As of December 31, 2025
Marketable debt securities	$1,298,444	$1,251,234
Cash and cash equivalents	303,953	23,637
Total	$1,602,397	$1,274,871
7. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of March 31, 2026	As of December 31, 2025
Raw materials	$11,687	$14,184
Work in process	65,456	65,122
Finished goods	38,980	32,338
Total inventory	$116,123	$111,644
As of March 31, 2026 and December 31, 2025, we had $32.1 million and $28.9 million, respectively, of long-term inventory included within other assets in our condensed consolidated balance sheets as we anticipate it being consumed beyond our normal operating cycle.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the totals of these amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
(In thousands)	2026	2025
Cash and cash equivalents	$1,710,779	$1,019,654
Total restricted cash included in other assets	1,640	2,595
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,712,419	$1,022,249
Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(32,792)	$(3,268)	$3,360	$12,603	$(20,097)
Other comprehensive loss before reclassifications	—	—	(2,568)	(1,234)	(3,802)
Amounts reclassified from accumulated other comprehensive loss	—	89	(1,084)	—	(995)
Net other comprehensive income (loss)	—	89	(3,652)	(1,234)	(4,797)
Balance as of March 31, 2026	$(32,792)	$(3,179)	$(292)	$11,369	$(24,894)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(32,792)	$(4,249)	$1,544	$979	$(34,518)
Other comprehensive income (loss) before reclassifications	—	—	1,528	(4,084)	(2,556)
Amounts reclassified from accumulated other comprehensive loss	—	55	(498)	—	(443)
Net other comprehensive income (loss)	—	55	1,030	(4,084)	(2,999)
Balance as of March 31, 2025	$(32,792)	$(4,194)	$2,574	$(3,105)	$(37,517)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as other (expense) income, net in the condensed consolidated statements of operations and comprehensive income (loss).
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
If we undergo a fundamental change, which includes certain change of control events or a termination of trading of our common stock, then subject to certain conditions, holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased plus accrued and unpaid special interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such corporate event. The conditions allowing holders of the 2028 Notes to convert were not met during the quarter ended March 31, 2026.
The 2028 Notes were issued at par. As of March 31, 2026 and December 31, 2025, the 2028 Notes were classified as a long-term liability on the condensed consolidated balance sheets and had a carrying value of $648.5 million and $647.2 million, respectively, representing the outstanding principal amount, net of unamortized issuance costs of $12.7 million and $14.0 million, respectively. The issuance costs are amortized to interest expense over the contractual term of the 2028 Notes. As of March 31, 2026 and December 31, 2025, the estimated fair value of the 2028 Notes was approximately $614.5 million and $637.0 million, respectively, which was determined based on the last actively traded price per $100 of the 2028 Notes (Level 2) on that day. As of March 31, 2026 and December 31, 2025, the effective interest rate of the 2028 Notes was 1%.
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
The 2025 Capped Call Transactions are not part of the terms of the 2028 Notes and are accounted for as separate transactions. As these transactions are indexed to our own stock and are considered equity classified, they are recorded in

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
stockholders’ equity and are not accounted for as derivatives. The cost incurred in connection with the 2025 Capped Call Transactions of $35.3 million was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheet and the fair value of the capped call instrument is not remeasured each reporting period.
Convertible Senior Notes Due 2027
On September 12, 2022, we commenced a private offering of $900.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2027, or the Initial 2027 Notes. On September 13, 2022, the initial purchasers in such offering exercised their option to purchase an additional $135.0 million in aggregate principal amount of our 1.00% Convertible Senior Notes due 2027, or the Additional 2027 Notes, and together with the Initial 2027 Notes collectively referred to as the 2027 Notes, bringing the total aggregate principal amount of the 2027 Notes to $1.04 billion. The 2027 Notes were issued pursuant to an indenture, dated September 15, 2022, or the 2022 Indenture. The 2022 Indenture includes customary covenants and sets forth certain events of default after which the 2027 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the 2027 Notes become automatically due and payable. The 2027 Notes were issued at par.
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
We will settle any conversions of the 2027 Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2027 Notes is 3.4941 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $286.20 per share of common stock, which represents a premium of approximately 35% over the last reported sale price of common stock of $212.00 per share on September 12, 2022. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the 2022 Indenture. The condition allowing holders of the 2027 Notes to convert was met in the fourth quarter of 2025 due to our common stock trading for at least 20 days during a period of 30 consecutive trading days ending on, and including, the last trading day of the quarter above 130% of the conversion price, and the 2027 Notes were convertible at the option of the holders in the first quarter of 2026. The same condition was not met in the first quarter of 2026, and the 2027 Notes will not be convertible in the second quarter of 2026.
We are able to redeem the 2027 Notes after September 20, 2025. We may redeem for cash equal to 100% of the principal amount of the 2027 Notes being redeemed plus accrued and unpaid interest of all or any portion of the 2027 Notes, at our option, on or after September 20, 2025, if the last reported sales price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. As of March 31, 2026, we have not redeemed any of the 2027 Notes under this option.
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
In September 2025, concurrently with the pricing of the 2028 Notes, we entered into privately negotiated transactions with certain holders of the 2027 Notes to repurchase for cash $637.8 million aggregate principal amount of the outstanding 2027 Notes for a total repurchase cost (including accrued and unpaid interest of $3.1 million) of approximately $1.11 billion. The repurchase was accounted for as an induced conversion. We recorded an inducement expense of $39.1 million within loss related to convertible debt in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025 and a charge to additional paid-in capital of $430.4 million within stockholders’ equity.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2025, we entered into privately negotiated transactions with certain holders of the 2027 Notes to repurchase for cash $34.4 million aggregate principal amount of the outstanding 2027 Notes for a total repurchase cost (including accrued and unpaid interest of $0.1 million) of approximately $52.3 million. The repurchase was accounted for as an induced conversion. We recorded an inducement expense of $3.3 million within loss related to convertible debt in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025 and a charge to additional paid-in capital of $14.8 million within stockholders’ equity.
As of March 31, 2026 and December 31, 2025, we had $362.8 million aggregate principal amount of the 2027 Notes outstanding. As of March 31, 2026 and December 31, 2025, the 2027 Notes were classified as a long-term liability on the condensed consolidated balance sheets and had a carrying value of $360.9 million and $360.5 million, respectively, representing outstanding principal amount net of unamortized issuance costs of $2.0 million and $2.3 million, respectively. The issuance costs are amortized to interest expense over the contractual term of the 2027 Notes. As of March 31, 2026 and December 31, 2025, the estimated fair value of the 2027 Notes was approximately $458.0 million and $534.1 million, respectively, which was determined based on the last actively traded price per $100 of the 2027 Notes (Level 2) on the respective dates. As of March 31, 2026 and December 31, 2025, the effective interest rate of the 2027 Notes was 1%.
2022 Capped Call Transactions
In 2022, in connection with the pricing of the 2027 Notes, we entered into privately negotiated capped call transactions, or 2022 Capped Call Transactions. The 2022 Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that underlie the 2027 Notes. The cap price of the 2022 Capped Call Transactions is initially $424.00 per share, which represents a premium of 100% over the last reported sale price of common stock of $212.00 per share on September 12, 2022, and is subject to certain adjustments under the terms of the 2022 Capped Call Transactions. As of March 31, 2026, the 2022 Capped Call Transactions remained outstanding. Because these transactions are indexed to our own stock and are considered equity classified, they were recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred to purchase the 2022 Capped Calls was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheets and the fair value of the capped call instrument is not remeasured each reporting period.
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
The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In addition, the Revolving Credit Agreement contains financial covenants that require us to maintain a total leverage ratio less than or equal to 3.75:1.00 and an interest coverage ratio greater than or equal to 3.00:1.00, each tested at the end of each fiscal quarter. As of March 31, 2026, we were in compliance with the financial covenants.
As of March 31, 2026 and December 31, 2025, we had no borrowings and $17.5 million of letters of credit outstanding under the Revolving Credit Agreement.
9. LIABILITIES RELATED TO THE SALE OF FUTURE ROYALTIES AND DEVELOPMENT FUNDING
Development Funding Liabilities
In August 2020, we entered into a co-development agreement, referred to as the Development Funding Agreement, with BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences, pursuant to which Blackstone Life Sciences will provide up to $150.0 million in funding for the clinical development of vutrisiran and zilebesiran, two of our cardiometabolic programs. As of March 31, 2026, Blackstone Life Sciences has provided $70.0 million to fund vutrisiran development costs related to the HELIOS-B Phase 3 clinical trial and $26.0 million to fund Phase 2 clinical trials of zilebesiran. Additionally, Blackstone Life Sciences is obligated to fund $18.0 million for the Phase 3 clinical trial of zilebesiran following a development milestone triggered in September 2025, of which $12.0 million has been provided as of March 31, 2026. The amount of funding ultimately provided by Blackstone Life Sciences for the Phase 3 clinical trial of zilebesiran is dependent on us achieving the remaining specified development

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
milestones. As agreed between Blackstone Life Sciences and the Company, we retain sole responsibility for the development and commercialization of both vutrisiran and zilebesiran.
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
The debt obligations to repay Blackstone Life Sciences for the vutrisiran and zilebesiran funding are accreted from the initial carrying amount to the total payment amount using the effective interest rate method over the life of the Development Funding Agreement. The effective interest rate is determined based on the proceeds received and projections of the amounts and timing of the future cash flows. The accretion is recorded as interest expense in the condensed consolidated statements of operations and comprehensive income (loss). We recognize the proceeds received and the principal portion of payments made to Blackstone Life Sciences as financing activities within the condensed consolidated statements of cash flows. As of March 31, 2026, our estimate of total interest expense resulted in an effective annual interest rate of 49% related to vutrisiran and 32% related to zilebesiran.
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
The following table shows the activity with respect to the vutrisiran development funding liability, in thousands:

Carrying value as of December 31, 2025	$194,153
Interest expense	23,925
Amount paid	(30,141)
Carrying value as of March 31, 2026	$187,937

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2026 and December 31, 2025, we had $98.5 million and $94.5 million, respectively, within liabilities related to the sale of future royalties and development funding and $89.4 million and $99.7 million, respectively, within liabilities related to the sale of future royalties and development funding, net of current portion on our condensed consolidated balance sheets related to the vutrisiran development funding liability.
The following table shows the activity with respect to the zilebesiran development funding liability, in thousands:

Carrying value as of December 31, 2025	$17,047
Interest expense	1,847
Amount paid	(5,281)
Amount received	6,000
Carrying value as of March 31, 2026	$19,613
As of March 31, 2026 and December 31, 2025, we had $7.5 million and $6.8 million, respectively, within liabilities related to the sale of future royalties and development funding and $12.1 million and $10.3 million, respectively, within liabilities related to the sale of future royalties and development funding, net of current portion on our condensed consolidated balance sheets related to the zilebesiran development funding liability.
The fair values of the vutrisiran and zilebesiran development funding liabilities were $558.1 million and $118.3 million, respectively, as of March 31, 2026, and $541.3 million and $116.2 million, respectively, as of December 31, 2025, based on our current estimates of future payments over the life of the arrangements and an estimated market participant weighted average cost of capital, which are considered Level 3 inputs.
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
Due to our continuing involvement and an obligation to repay Blackstone Royalties, we recorded the proceeds from this transaction as a debt, net of closing costs, on our condensed consolidated balance sheets. The debt obligations to repay the Purchased Interest are accreted from the initial carrying amount to the total payment amount using the effective interest rate method over the life of the Purchase Agreement. The effective interest rate is determined based on the proceeds received and projections of the amounts and timing of the future cash flows. The accretion is recorded as interest expense in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026 and December 31, 2025, our estimate of this total interest expense resulted in an effective annual interest rate of 11% and 10%, respectively. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods. We account for any royalties and commercial milestones due to us under the MDCO License Agreement as revenue on our condensed consolidated statements of operations and comprehensive income (loss).
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
As of March 31, 2026 and December 31, 2025, the carrying value of the liability was $1.49 billion and $1.48 billion, net of closing costs of $8.1 million and $8.3 million, respectively. As of March 31, 2026 and December 31, 2025, the fair value of the liability was $1.67 billion and $1.61 billion, respectively, based on our current estimates of future payments over the life of the arrangements and an estimated market participant weighted average cost of capital, which are considered Level 3 inputs.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the activity with respect to the liability, in thousands:

Carrying value as of December 31, 2025	$1,479,209
Interest expense	40,464
Payments	(30,051)
Carrying value as of March 31, 2026	$1,489,622
As of March 31, 2026 and December 31, 2025, we had $121.5 million and $118.8 million, respectively, within liabilities related to the sale of future royalties and development funding and $1.37 billion and $1.36 billion, respectively, within liabilities related to the sale of future royalties and development funding, net of current portion related to the Purchased Interest.
10. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense included in operating costs and expenses on our condensed consolidated statements of operations and comprehensive income (loss), and stock-based compensation charges included in additional paid-in capital on our condensed consolidated statements of stockholders' equity:

	Three Months Ended March 31,
(In thousands)	2026	2025
Research and development	$30,112	$23,798
Selling, general and administrative	40,042	32,914
Total stock-based compensation expense	70,154	56,712
Capitalized stock-based compensation costs	1,105	1,128
Total stock-based compensation charges	$71,259	$57,840

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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Net income (loss), as reported	$205,991	$(18,251)
Adjustment for the elimination of interest expense on the convertible debt	2,501	—
Net income (loss), for use in diluted income per share	$208,492	$(18,251)

Weighted-average common shares — basic	132,893	129,676
Effect of dilutive securities:
Convertible debt	2,255	—
Options to purchase common stock, inclusive of performance-based stock options	1,877	—
Restricted stock units, inclusive of performance-based restricted stock units	1,197	—
Employee stock purchase program	4	—
Weighted-average common shares — diluted	138,226	129,676

Net income (loss) per common share — basic	$1.55	$(0.14)
Net income (loss) per common share — diluted	$1.51	$(0.14)
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods) excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2026	2025
Options to purchase common stock, inclusive of performance-based stock options	83	4,939
Unvested restricted stock units, inclusive of performance-based restricted stock units	75	3,103
Convertible debt	—	3,616
Total	158	11,658
The effect of the 2022 Capped Call Transactions and 2025 Capped Call Transactions was also excluded from the calculation of diluted net income (loss) per share because exercise of these transactions would potentially reduce the number of shares of the Company’s common stock outstanding and, therefore, would be anti-dilutive. In the three months ended March 31, 2026, we excluded 8.5 million shares and in the three months ended March 31, 2025, we excluded 5.2 million shares related to these transactions.
12. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of March 31, 2026, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
Legal Matters
From time to time, we may be a party to litigation, arbitration or other legal proceedings in the ordinary course of our business activities, including the following types of matters which are common to companies in our industry:

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
If we determine that it is probable that future expenditures will be made for a particular matter and such expenditures can be reasonably estimated, we accrue a loss contingency based on our best estimate of the probable range of loss. We accrue the minimum amount within the probable range of loss if no amount within the range is more likely than another. If we determine that future expenditures are not probable, or probable but not reasonably estimated, we do not accrue a loss contingency. If we determine that a material loss is reasonably possible and the range of loss can be estimated, we disclose the possible range of loss. On a quarterly basis, we evaluate developments with these claims and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of March 31, 2026 or 2025.
Patent Litigation
On December 12, 2024, The Board of Regents of the University of Texas System filed a lawsuit in the U.S. District Court for the Western District of Texas, or the Texas District Court, alleging that we infringe U.S. Patent No. 8,895,717 by making, using and commercializing ONPATTRO in the U.S. On February 5, 2025, we filed a motion to dismiss the case for improper venue and an alternative motion to transfer the case to the U.S. District Court for the District of Massachusetts if the dismissal is not granted. On July 2, 2025, the Texas District Court denied the motion to dismiss and to transfer the case without prejudice, and we filed a renewed motion to dismiss and to transfer the case on September 24, 2025. On December 15, 2025, the court granted in part and denied in part our motion to dismiss and ordered the case transferred to the U.S. District Court for the District of Massachusetts after determining that venue was improper in the Western District of Texas. The case is now proceeding in the District of Massachusetts, and a claim construction hearing is scheduled for July 2026.
On March 13, 2026, we and our collaborators, Novartis Pharmaceuticals Corp., Novartis Technology LLC, and The Medicines Company, filed a patent infringement lawsuit against Cipla USA Inc. and Cipla Ltd, or collectively Cipla, in the U.S. District Court for the District of Delaware based on Cipla’s abbreviated new drug application seeking approval from the FDA to market a generic version of Leqvio® (inclisiran).
Government Investigation
In October 2025, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents pertaining to our government price reporting for AMVUTTRA, ONPATTRO, OXLUMO and GIVLAARI, including certain fee and discount arrangements with distributors, and certain other related documents and communications. We have produced records responsive to the subpoena and are continuing to engage with the U.S. Attorney’s Office.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have reviewed the estimated aggregate fair value of our potential liabilities under all such indemnification provisions and have not recorded any related liability as of March 31, 2026.
13. SEGMENT INFORMATION
We operate in a single segment dedicated to the discovery, development, manufacturing and commercialization of RNAi therapeutics. Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. Our Chief Executive Officer, or CEO, as the chief operating decision maker, or CODM, evaluates performance and decides how to allocate resources based on consolidated net income (loss) that is reported on the condensed consolidated statements of operations and comprehensive income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Please refer to the condensed consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and selling, general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories:
Research and Development

	Three Months Ended March 31,
(In thousands)	2026	2025
Clinical research and outside services	$199,139	$127,343
Compensation and related	124,298	99,187
Occupancy and all other costs(1)	41,429	38,592
Total research and development expense	$364,866	$265,122
Selling, General and Administrative

	Three Months Ended March 31,
(In thousands)	2026	2025
Compensation and related	$163,077	$131,437
Consulting and professional services	105,294	64,687
Occupancy and all other costs(1)	54,180	43,825
Total selling, general and administrative expense	$322,551	$239,949
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
In early 2026, we launched our Alnylam 2030 strategy to drive the Company’s next era of growth and patient impact, and we currently have six marketed products, including two products that are commercialized by collaborators, and more than 25 clinical programs, including several in late-stage development.
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
Leqvio (inclisiran) is being developed and commercialized by our collaborator Novartis AG, or Novartis, and has received marketing authorization from the EC for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and exercise to reduce low-density lipoprotein cholesterol, or LDL-C, in adults with hypercholesterolemia, adults and pediatric patients aged 12 years and older with heterozygous familial hypercholesterolemia, or HeFH, and pediatric patients aged 12 years and older with homozygous familial hypercholesterolemia. Leqvio has also been approved in China and Japan, and as of the end of March 2026, Leqvio is registered in more than 108 countries worldwide and is commercially available in 89 countries.
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
We have additional late-stage investigational programs advancing toward potential commercialization with collaborators, including cemdisiran for the treatment of complement-mediated diseases. Our collaborator, Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing cemdisiran in combination with its anti-C5 monoclonal antibody, pozelimab, in a Phase 3 clinical trial in paroxysmal nocturnal hemoglobinuria, and as a monotherapy and in combination with pozelimab in Phase 3 clinical trials in myasthenia gravis and geographic atrophy. In August 2025, Regeneron announced that cemdisiran monotherapy met the primary and key secondary endpoints in the Phase 3 NIMBLE clinical trial in generalized myasthenia gravis and in April 2026, Regeneron announced the submission of a New Drug Application, or NDA, to the FDA for cemdisiran, an investigational RNAi therapeutic for adults with generalized myasthenia gravis. Additional global filings are planned for 2026.
We achieved profitability for the first time in 2025. Nevertheless, we have incurred significant losses since inception, and as of March 31, 2026, we had an accumulated deficit of $6.50 billion. Historically, we generated losses primarily from costs associated with research and development activities; acquiring, filing and protecting our intellectual property rights; and selling, general and administrative activities. With the achievement of profitability in 2025, going forward we expect to be able to fund our operations primarily from product revenues, which we expect will be supplemented by collaboration revenue and royalty revenue from products commercialized by our collaborators.
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
As of March 31, 2026, we generate worldwide product revenues from our four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S. and Europe. Collaboration and royalty revenues, in particular from our collaborations with Roche, Regeneron and Novartis, have also represented a meaningful portion of our total revenues in recent years. We expect our sources of potential funding for the next several years to be derived primarily from sales of our commercialized products, with contributions from our existing collaborations, including royalties on sales of Leqvio by Novartis and on sales of Qfitlia by Sanofi, and any new strategic collaborations that we may enter in the future. However, we and our collaborators may not be able to successfully market and sell our existing commercialized products or any approved products in the future. Moreover, our ongoing development and regulatory efforts may not be successful, and we and our collaborators may not be able to commence sales of any other products in the future. We anticipate that our operating results will continue to fluctuate for the foreseeable future, and therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
Given the significant and growing contribution of AMVUTTRA to our total product revenues following regulatory approvals of AMVUTTRA for the treatment of ATTR-CM, our cost of goods sold, operating income and operating margin have been significantly impacted by the royalties we pay to Sanofi on global sales of AMVUTTRA, and we expect this will continue in future years. Under our license agreement with Sanofi, Sanofi is eligible to receive tiered royalties on global annual net sales of AMVUTTRA across all indications in the following tiers: 15% of global annual net sales of $0 to $150.0 million; 17.5% of global annual net sales greater than $150.0 million to $300.0 million; 20% of global annual net sales greater than $300.0 million to $500.0 million; 25% of global annual net sales greater than $500.0 million to $1.50 billion; and 30% of global annual net sales in excess of $1.50 billion. There are no royalties owed on nucresiran, our next-generation investigational RNAi therapeutic, which is currently in development for the treatment of ATTR amyloidosis. Assuming successful development and regulatory approval, we believe that with its anticipated product profile, nucresiran has the potential to become a leading therapy for ATTR amyloidosis and to significantly improve our gross margins on product sales and operating income margin.
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
Concurrently with the pricing of the 2028 Notes, we entered into privately negotiated transactions, or the September 2025 note repurchase transactions, with certain holders of our 1.00% Convertible Senior Notes due 2027, or the 2027 Notes, to repurchase for cash approximately $637.8 million aggregate principal amount of the 2027 Notes for a total repurchase cost (including accrued and unpaid interest) of approximately $1.11 billion. In addition, in December 2025, we entered into additional privately negotiated transactions, or the December 2025 note repurchase transactions, with certain holders of our 2027 Notes to repurchase for cash approximately $34.4 million aggregate principal amount of the 2027 Notes for a total repurchase cost (including accrued and unpaid interest) of approximately $52.3 million. Following the closing of the December 2025 note repurchase transactions, or, together with the September 2025 note repurchase transactions, the note repurchase transactions, approximately $362.8 million aggregate principal amount of the 2027 Notes remain outstanding. We had previously entered into capped call transactions with certain financial institutions in connection with the issuance of the 2027 Notes, which transactions remain in place following the note repurchase transactions.

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
The table below represents our commercial products and late- and early-stage development programs as of April 30, 2026.

PRODUCT	DISEASE	PIPELINE (stage reached)
TTR		
ONPATTRO® (patisiran)	hATTR Amyloidosis with Polyneuropathy	COMMERCIAL
AMVUTTRA® (vutrisiran)	ATTR Amyloidosis with Cardiomyopathy and hATTR Amyloidosis with Polyneuropathy	COMMERCIAL
Nucresiran	ATTR Amyloidosis with Cardiomyopathy	PHASE 3
Nucresiran	hATTR Amyloidosis with Polyneuropathy	PHASE 3
CARDIOVASCULAR		
Leqvio® (inclisiran)	Hypercholesterolemia[1]	COMMERCIAL
Zilebesiran	Hypertension[2]	PHASE 3
Zilebesiran REVERSIR	Hypertension[2]	PHASE 1
METABOLIC		
Rapirosiran (ALN-HSD)	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]	PHASE 2
ALN-ANG3	Diabetic Kidney Disease[1]	PHASE 2
ALN-4324 (GRB14)	Type 2 Diabetes Mellitus	PHASE 2
ALN-2232 (ACVR1C)	Obesity & Weight Management	PHASE 1
ALN-PNP	Non-Alcoholic Fatty Liver Disease (NAFLD)[3]	PHASE 1
ALN-APOC3	Dyslipidemia[1]	PHASE 1
ALN-CIDEB	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]	PHASE 1
NEUROLOGIC		
Cemdisiran (+/- Pozelimab)	Myasthenia Gravis[1]	PHASE 3
Mivelsiran (ALN-APP)	Cerebral Amyloid Angiopathy (CAA)	PHASE 2
Mivelsiran (ALN-APP)	Alzheimer's Disease	PHASE 1
ALN-HTT02	Huntington's Disease[4]	PHASE 1
ALN-5288 (MAPT)	Alzheimer's Disease[4]	PHASE 1
ALN-SOD	SOD1 Amyotrophic Lateral Sclerosis (ALS)[3]	PHASE 1
ALN-SNCA	Parkinson's Disease[1]	PHASE 1
HEMATOLOGY		
Qfitlia™ (fitusiran)	Hemophilia A or B[1]	COMMERCIAL
Cemdisiran (+ Pozelimab)	Paroxysmal Nocturnal Hemoglobinuria[1]	PHASE 3
ALN-6400 (PLG)	Bleeding Disorders	PHASE 2
AG-236 (ALN-TMP)	Polycythemia Vera[1]	PHASE 1
ALN-CFB	Paroxysmal Nocturnal Hemoglobinuria[1]	PHASE 1
OTHER		
GIVLAARI® (givosiran)	Acute Hepatic Porphyria (AHP)	COMMERCIAL
OXLUMO® (lumasiran)	Primary Hyperoxaluria Type 1 (PH1)	COMMERCIAL
Cemdisiran (+/- Pozelimab)	Geographic Atrophy[1]	PHASE 3
Elebsiran (+Tobevibart)	Hepatitis D Virus Infection[1]	PHASE 3
ALN-BCAT	Hepatocellular Carcinoma	PHASE 1
ALN-4285	Healthy Volunteers	PHASE 1
ALN-4915	Healthy Volunteers	PHASE 1
ALN-F1202	Healthy Volunteers[1]	PHASE 1

1 Out-licensed with milestones and/or royalties
2 Partnered, Alnylam-led development with US profit split and milestones/royalties ex-US
3 Partner-led with profit split
4 Partnered, Alnylam-led with profit split

During the first quarter of 2026 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: AMVUTTRA & ONPATTRO
•We achieved global net product revenues for AMVUTTRA and ONPATTRO for the first quarter of 2026 of $889.9 million and $20.5 million, respectively.

Total Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the first quarter of 2026 of $74.4 million and $51.3 million, respectively.
Late-Stage Clinical Development
•Our partner, Regeneron, announced the submission of an NDA to the FDA for cemdisiran, an investigational RNAi therapeutic for adults with generalized myasthenia gravis. Additional global filings are planned for 2026.
•Announced update to the TRITON-CM Phase 3 study of nucresiran, an investigational next-generation TTR silencer, in patients with ATTR-CM:
◦With enrollment in the study proceeding faster than anticipated, the Company has decided to utilize a pre-specified protocol option to expand enrollment from 1,250 to approximately 1,750 patients, and still expects to launch nucresiran, assuming positive data and regulatory approval, in ATTR-CM by 2030
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate or obtain approval or the desired labeling for the product candidate from regulatory authorities. The success of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any other product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products in a timely manner or successfully launch, market and sell any of our commercially approved products, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our research and development programs within the planned timeline, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
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
Roche. In July 2023, we entered into the Roche Collaboration and License Agreement, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran. Under the Roche Collaboration and License Agreement, we granted to Roche (i) co-exclusive rights to develop zilebesiran worldwide and commercialize zilebesiran in the U.S., (ii) exclusive rights to commercialize zilebesiran outside of the U.S., and (iii) non-exclusive rights to manufacture zilebesiran for the development and commercialization of zilebesiran outside of the U.S. Roche made an upfront payment of $310.0 million and in April 2024 we achieved the development milestone associated with the dosing of the first patient in the KARDIA-3 Phase 2 clinical trial and received a $65.0 million development milestone payment from Roche. In September 2025, we achieved the development milestone associated with dosing the first patient in the ZENITH Phase 3 clinical trial and received a $300.0 million development milestone payment from Roche. In addition, we are eligible to receive up to an additional $2.15 billion in contingent payments based on the achievement of specified development, regulatory and sales-based milestones. We are responsible for forty percent (40%), and Roche is responsible for sixty percent (60%), of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche share equally (50/50) all costs incurred in connection with development activities that are conducted primarily to support regulatory approval of zilebesiran in the U.S. if incremental development activities are needed. Roche will be solely responsible for costs incurred in connection with commercialization of zilebesiran outside of the U.S. and will pay us tiered, low double digit royalties based on net sales of zilebesiran on a country-by-country basis outside of the U.S. during the royalty term. We and Roche will share equally (50/50) profits and losses (including commercialization costs) of zilebesiran in the U.S.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on February 12, 2026. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Total revenues	$1,167,175	$594,189	$572,986	96%
Total operating costs and expenses	$898,539	$576,112	$322,427	56%
Income from operations	$268,636	$18,077	$250,559	*
Total other expense, net	$(46,983)	$(20,445)	$(26,538)	130%
Provision for income taxes	$(15,662)	$(15,883)	$221	(1)%
Net income (loss)	$205,991	$(18,251)	$224,242	**
* Indicates the percentage change period over period is greater than 500%
** Not meaningful
Discussion of Results of Operations
Revenues
Total revenues consisted of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Net product revenues	$1,036,127	$468,538	$567,589	121%
Net revenues from collaborations	82,075	99,185	(17,110)	(17)%
Royalty revenue	48,973	26,466	22,507	85%
Total revenues	$1,167,175	$594,189	$572,986	96%

Net Product Revenues
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR,” which includes AMVUTTRA and ONPATTRO, and “Rare,” which includes GIVLAARI and OXLUMO), consisted of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
AMVUTTRA
United States	$702,554	$197,964	$504,590	255%
Europe	113,313	80,088	33,225	41%
Rest of World	74,064	31,940	42,124	132%
Total	889,931	309,992	579,939	187%

ONPATTRO
United States	10,166	15,572	(5,406)	(35)%
Europe	7,565	26,541	(18,976)	(71)%
Rest of World	2,750	7,376	(4,626)	(63)%
Total	20,481	49,489	(29,008)	(59)%

Total TTR	910,412	359,481	550,931	153%

GIVLAARI
United States	49,091	43,794	5,297	12%
Europe	20,290	18,544	1,746	9%
Rest of World	5,013	4,630	383	8%
Total	74,394	66,968	7,426	11%

OXLUMO
United States	16,965	14,109	2,856	20%
Europe	24,390	20,984	3,406	16%
Rest of World	9,966	6,996	2,970	42%
Total	51,321	42,089	9,232	22%

Total Rare	125,715	109,057	16,658	15%

Total net product revenues	$1,036,127	$468,538	$567,589	121%
Net product revenues increased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to growth from AMVUTTRA revenues driven by increased patient demand, mainly in patients with ATTR-CM in the U.S., which was partially offset by a decreased number of patients on ONPATTRO, and due to growth from an increased number of patients on GIVLAARI and OXLUMO.

Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations and royalty revenue consisted of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Roche	$35,641	$17,056	$18,585	109%
Regeneron Pharmaceuticals	46,336	51,039	(4,703)	(9)%
Other	98	31,090	(30,992)	(100)%
Total net revenues from collaborations	$82,075	$99,185	$(17,110)	(17)%

Royalty revenue	$48,973	$26,466	$22,507	85%
Net revenues from collaborations decreased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily driven by recognition of a $30.0 million payment in connection with the amendment to our agreement with Vir Biotechnology, Inc. in March 2025.
Royalty revenue increased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to increased volume and rate of royalties earned from global net sales of Leqvio by Novartis.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors, including the level of work reimbursed by collaborators, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio.
Operating Costs and Expenses
Operating costs and expenses consisted of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Cost of goods sold	$207,520	$70,183	$137,337	196%
Cost of goods sold as a percentage of net product revenues	20.0%	15.0%
Cost of collaborations and royalties	3,602	858	2,744	320%
Research and development	364,866	265,122	99,744	38%
Selling, general and administrative	322,551	239,949	82,602	34%
Total	$898,539	$576,112	$322,427	56%
Cost of Goods Sold
Cost of goods sold as a percentage of net product revenues increased to 20.0% during the three months ended March 31, 2026, as compared to 15.0% during the same period in 2025, primarily as a result of increased sales of AMVUTTRA and an associated increase in the blended royalty rate payable on net sales of AMVUTTRA.
We expect our cost of goods sold, including cost of goods sold as a percentage of net product revenues, will increase during 2026, as compared to 2025, primarily as a result of an expected increase in sales of AMVUTTRA and an associated increase in the royalty rate payable on net sales of AMVUTTRA.
Cost of Collaborations and Royalties
Cost of collaborations and royalties increased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to the timing of demand for GalNAc material supplied to our collaborators in support of certain product manufacturing.
We do not expect the cost of collaborations and royalties to be significant in 2026, primarily as a result of our collaborators having transitioned to producing GalNAc material independently.

Research and Development
Research and development expenses consisted of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Clinical research and outside services	$199,139	$127,343	$71,796	56%
Compensation and related	94,186	75,389	18,797	25%
Occupancy and all other costs(1)	41,429	38,592	2,837	7%
Stock-based compensation	30,112	23,798	6,314	27%
Total research and development	$364,866	$265,122	$99,744	38%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Research and development expenses for the three months ended March 31, 2026 increased as compared to the same period in 2025, primarily due to the following:
•increased clinical trial expenses for the ZENITH Phase 3 clinical trial of zilebesiran, the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR-CM and the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR-PN;
•increased employee compensation and related expenses due to growing headcount to support our research and development pipeline and development expenses; and
•increased stock-based compensation expense.
Partially offset by:
•decreased expenses within other clinical programs, in particular for the KARDIA-1, KARDIA-2 and KARDIA-3 Phase 2 clinical trials of zilebesiran due to the wind-down of clinical activities.
Selling, General and Administrative
Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Compensation and related	$123,035	$98,523	$24,512	25%
Consulting and professional services	105,294	64,687	40,607	63%
Occupancy and all other costs(1)	54,180	43,825	10,355	24%
Stock-based compensation	40,042	32,914	7,128	22%
Total selling, general and administrative	$322,551	$239,949	$82,602	34%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Selling, general and administrative expenses for the three months ended March 31, 2026 increased as compared to the same period in 2025, primarily due to the following:
•higher employee compensation costs, including stock-based compensation; and
•increased marketing investment associated with the ongoing global commercial launch of AMVUTTRA in ATTR-CM.
We expect that research and development expenses combined with selling, general and administrative expenses will increase during 2026, as compared to 2025, as we continue to launch our current commercial products into new markets, prepare for future commercial product launches, including the continued global commercial launch of AMVUTTRA for the treatment of ATTR-CM, advance our product candidates, including collaborated programs, into later-stage development, advance and develop our platform and preclinical pipeline, and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses based on our determination regarding the probability of vesting or assessed level of achievement for performance-based awards.

Other (Expense) Income
Other (expense) income consisted of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Interest expense	$(69,286)	$(58,309)	$(10,977)	19%
Interest income	26,598	28,673	(2,075)	(7)%
Other (expense) income, net	(4,295)	9,191	(13,486)	(147)%
Total other expense, net	$(46,983)	$(20,445)	$(26,538)	130%
Total other expense, net increased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to increased interest expense associated with the liabilities related to the sale of future royalties and development funding, as well as increased net realized and unrealized foreign currency transaction losses.
Provision for Income Taxes
Provision for income taxes was as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Provision for income taxes	$(15,662)	$(15,883)	$221	(1)%
The provision for income taxes for the three months ended March 31, 2026 primarily related to U.S. state income taxes, utilization of Switzerland net deferred tax assets, as well as taxable income from jurisdictions in which we are subject to tax. For the three months ended March 31, 2026, we maintained a full valuation allowance against our net deferred tax assets in the U.S. Based on our recent financial performance and our future projections, we could record a reversal of all or a portion of the U.S. valuation allowance within the next 12 months. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$70,504	$(120,312)
Investing activities	$(25,542)	$113,769
Financing activities	$15,714	$46,082
Operating activities
Net cash provided by (used in) operating activities increased during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to stronger cash receipts from increased product sales, partially offset by increased employee compensation.
Investing activities
During the three months ended March 31, 2026, net cash used in investing activities was $25.5 million, whereas during the three months ended March 31, 2025, net cash provided by investing activities was $113.8 million. This was primarily due to the timing of sales, maturities, and purchases of our marketable securities.
Financing activities
Net cash provided by financing activities decreased during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower net proceeds from the issuance of common stock in connection with stock option exercises.
Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of March 31, 2026, have six marketed products, including two products commercialized by collaborators. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we may incur additional operating losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property, including our patent portfolio, collaborations and general corporate activities.
In September 2025, we entered into the Revolving Credit Agreement, which provides for a $500.0 million revolving line of credit, including a $150.0 million sublimit for issuance of letters of credit. The Revolving Credit Agreement matures in September 2030, subject to earlier springing maturity under certain circumstances. The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In addition, the Revolving Credit Agreement contains financial covenants that require us to maintain a total leverage ratio less than or equal to 3.75:1.00 and an interest coverage ratio greater than or equal to 3.00:1.00, each tested at the end of each fiscal quarter. As of March 31, 2026, we had no borrowings and $17.5 million of letters of credit outstanding under the Revolving Credit Agreement. Please refer to Note 8, Convertible Debt and Other Financing, in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information.
Our expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2026, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Based on our current operating plan, we believe that our cash, cash equivalents, marketable securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, and available borrowing capacity under the revolving credit agreement as of March 31, 2026, will be sufficient to satisfy our near-term capital and operating needs for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no significant changes to the financial market risks described as of December 31, 2025. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read Note 12, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors in addition to the other information set forth or incorporated by reference in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our company and our business. If any of the following risks, or any additional risk not currently known to us or that we currently deem immaterial, actually occurs, our business, prospects, operating results or financial condition could be materially and adversely affected. In these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
In 2025 and the first quarter of 2026, a significant portion of our net product revenues was derived from the sale of our TTR products, and in particular AMVUTTRA for the treatment of ATTR-CM following our receipt of regulatory approval from the FDA in March 2025 and in certain jurisdictions outside of the U.S. since that time. We expect that sales of

AMVUTTRA will continue to account for a significant portion of our net product revenues in future years. As a result, our business is dependent upon our ability to sustain and grow revenues from sales of AMVUTTRA.
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
We have experienced significant operating losses since our inception. As of March 31, 2026, we had an accumulated deficit of $6.50 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products, including AMVUTTRA in patients with ATTR amyloidosis with cardiomyopathy, in additional countries during 2026 and in subsequent years, and have two marketed products being commercialized by our collaborators, we achieved profitability for the first time in fiscal year 2025 and we may not be able to sustain profitability or positive cash flow from operations. For the three months ended March 31, 2026, we recognized $1.04 billion in net product revenues from sales of AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO. Although we achieved profitability in 2025, we may incur annual operating losses in future periods and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics and seek to achieve the goals of our Alnylam 2030 strategy.
While we believe the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, and cemdisiran, if approved, should enable us to sustain operating profitability, we also will depend on our ability to generate incremental product, collaboration and royalty revenues to do so. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from collaborations with pharmaceutical and biotechnology companies, including Roche, Regeneron, Sanofi and Novartis, and we cannot be certain that we will be able to maintain our existing collaborations, secure and maintain new collaborations, meet our obligations under collaboration agreements, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new collaborations. Moreover, we cannot be certain that our collaborators, including Roche, Regeneron, Novartis and Sanofi, will continue to successfully execute their obligations under our collaboration agreements and generate collaboration and royalty revenues for us.
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
•the costs associated with legal activities, including litigation and government investigations, arising in the course of our business activities and our ability to prevail or reach a satisfactory result in any such legal disputes and investigations; and
•the outcome of the global regulatory review process and commercial success of our products, including AMVUTTRA for the treatment of ATTR-CM, and products for which we are entitled to receive royalties, including Leqvio and Qfitlia.
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
As of March 31, 2026, we had $3.01 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may experience losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our financial condition. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decline. The market risks associated with our investment portfolio may have an adverse effect on our operating results, liquidity and financial condition.
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
We are subject to income tax in the U.S. and the foreign jurisdictions in which we operate. Significant judgment is required in determining our worldwide tax liabilities, and our effective tax rate is derived from the applicable statutory tax rates and relative earnings in each taxing jurisdiction. We record liabilities for uncertain tax positions that involve significant management judgment as to the application of law. Domestic or foreign taxing authorities may disagree with our interpretation of tax law as applied to our and our subsidiaries’ operations or with the positions we may take with respect to particular tax issues on our tax returns. Consequently, tax assessments or judgments in excess of accrued amounts that we have estimated in preparing our financial statements may materially and adversely affect our reported effective tax rate or our cash flows. Further, other factors may adversely affect our effective tax rate, including changes in the mix of our profitability from country to country, tax effects of stock-based compensation (which depend in part on the price of our stock and, therefore, are beyond our control), and changes in tax laws or regulations. For example, the OECD Global Anti-Base Erosion Model Rules have influenced tax laws in countries in which we operate, including the implementation of minimum taxes. Changes to these or other laws and regulations or their interpretations could materially and adversely impact our effective tax rate or cash flows.
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

Furthermore, any delay in entering into new collaboration agreements would have the potential to prevent or delay the development and commercialization of certain product candidates, or reduce the competitiveness of such product candidates if they ultimately reach the market, which in turn could adversely affect our business, prospects, operating results and financial condition.
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
In addition, under certain circumstances, our collaborators may have additional termination rights for convenience with respect to the collaboration as a whole or a particular program under the collaboration. For example, in August 2024, we announced that Regeneron had opted out of further co-development and co-commercialization of mivelsiran for portfolio prioritization reasons. As a result of Regeneron’s opt-out, we have full development and commercialization rights to mivelsiran in all indications but we are responsible for funding further development and commercialization of mivelsiran, including the ongoing Phase 2 development program, without funding from Regeneron. Regeneron will be eligible to receive low double-digit royalties on sales of mivelsiran, if approved. The Initial Research Term under our ongoing collaboration with Regeneron will expire in May 2026. As a result, we and Regeneron will not nominate additional targets to be added to our collaboration.
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
Our current and any future use of artificial intelligence and machine learning may not be successful and introduces emerging risks and challenges to our business.
We have implemented certain artificial intelligence, or AI, technologies into various aspects of our operations, and we may further expand our use of AI to improve productivity as the technology continues to evolve. Although we have implemented and continue to evaluate appropriate controls to ensure output quality, the use, development, and integration of AI and machine learning technologies present risks and challenges that could materially and adversely affect our business, financial condition, and results of operations.
AI algorithms may be flawed, datasets may be insufficient or biased, and ineffective AI development or deployment could lead to compliance violations, cybersecurity risks, breaches of confidentiality and privacy obligations, noncompliance with applicable laws and regulations, threats to intellectual property rights, and the misuse of personally identifiable information, including protected health information. AI and machine learning technologies may also contribute to novel and urgent cybersecurity risks, including through the use by third parties of such technologies to launch more automated, targeted, and coordinated attacks.
Additionally, the regulatory framework for AI and machine learning technologies is rapidly evolving, and it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business. Several jurisdictions, including Europe and the U.S., have proposed or enacted laws governing AI, and we may be required to commit significant resources to modify and maintain business practices to comply with any applicable regulations concerning the use of AI, the nature of which cannot be determined at this time.
Developing, testing, and deploying AI systems may increase our operating costs due to the nature of the computing costs involved in such systems. Our efforts to develop, acquire, or integrate these technologies may involve significant time, costs, and other resources, and may divert our executive leadership team’s attention and focus from executing on other elements of our strategy. We may also face increased competition from other companies that are using AI, some of which may develop more effective methods to deploy these technologies than we or any of our business partners have, which could impair our ability to compete effectively.
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
In addition, the FDA may implement regulatory, policy, or enforcement changes that materially limit our ability and that of our third-party contractors to promote our products to consumers, which could materially impact our business. In September 2025, FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer, or DTC, drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in such actions as compared to prior years. FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA’s regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts across the industry, including ours, which could in turn impact our sales and operations. In connection with these FDA developments, we received an untitled letter in September 2025 from the FDA’s Center for Drug Evaluation and Research asserting that a particular DTC television advertisement for AMVUTTRA was false and misleading. We responded to the untitled letter and subsequently received a close-out letter from the FDA in November 2025. On April 23, 2026, we received an untitled letter from the FDA asserting that certain content on our consumer-facing website for AMVUTTRA is false and misleading. We intend to respond to FDA within the requested timeframe.
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

In the U.S., the cost of healthcare generally and pharmaceuticals specifically have been subject to government and public scrutiny and calls for reform and the U.S. federal government continues to propose and implement significant and wide-ranging executive, legislative and regulatory reforms designed to control costs and reexamine drug pricing and payment models. Drug pricing and reimbursement reform have been a particular area of focus. At the federal level, for example, the Inflation Reduction Act of 2022, or IRA, includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D such as a new Medicare Part D benefit design and caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the previous coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has affected and will continue to affect our business. The IRA may require us to pay rebates if we increase the net cost of a Medicare Part B or Part D drug faster than the rate of inflation. In addition, our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the IRA Medicare Part D benefit structure compared to the pre-IRA benefit design. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The effect of the IRA on our business and the healthcare industry in general continues to evolve and we may continue to discover additional adverse impacts on our company or our industry. Beyond the IRA, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.
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
•We are also subject to state and foreign laws comparable to the above federal laws, including state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers; state laws that require companies to comply with specific compliance standards, restrict financial interactions between companies and healthcare providers, require companies to report information related to payments to healthcare providers, marketing expenditures or pricing or require the licensing or registration of sales representatives; and EU laws prohibiting giving healthcare professionals any gift or benefit in kind as an inducement to prescribe our products and transparency laws requiring the public disclosure of payments made to healthcare professionals and institutions, and data privacy laws.
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
Given the breadth of the laws and regulations, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from participation in federal health care programs such as Medicare and Medicaid, the curtailment or restructuring of our operations, and other actions. Further, defending against any such actions can be costly, time-consuming, and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. In October 2025, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents pertaining to our government price reporting for AMVUTTRA, ONPATTRO, OXLUMO and GIVLAARI, including certain fee and discount arrangements with distributors, and certain other related documents and communications. We have produced records responsive to the subpoena and are continuing to engage with the U.S. Attorney’s Office. We anticipate that, even if government authorities conclude that our business practices were fully compliant with laws, responding to the subpoena will result in significant expense and require attention of our management.
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
EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, and we do not expect to operate in a uniform legal landscape in the EU. In addition, following Brexit, the GDPR was incorporated into the law of England and Wales, Scotland and Northern Ireland by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), or UK GDPR. The UK’s data protection authority, the Information Commissioner’s Office, has indicated that it will continue to enforce UK GDPR in line with the enforcement of GDPR in the EU, and currently the UK GDPR and the GDPR are broadly aligned. However, the UK’s Data (Use and Access) Act 2025 (DUAA), which received Royal Assent in June 2025 and will take effect in stages between June 2025 and June 2026, creates divergence between the EU and UK data protection regimes.
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
On March 13, 2026, we and our collaborators, Novartis Pharmaceuticals Corp., Novartis Technology LLC, and The Medicines Company, filed a patent infringement lawsuit against Cipla USA Inc. and Cipla Ltd, or collectively, Cipla, in the U.S. District Court for the District of Delaware based on Cipla’s ANDA seeking approval from FDA to market a generic version of Leqvio. We cannot predict the outcome of any litigation regarding the Leqvio patents, nor can we predict whether there will be additional ANDA filings or 505(b)(2) applications for Leqvio, or whether there will be ANDA filings for AMVUTTRA or our or our collaborators’ other product candidates developed in collaboration with us.
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
Third parties may sue us for infringing their patent rights. For example, in December 2024, the Board of Regents of the University of Texas System, or the University of Texas, filed a lawsuit in the United States District Court for the Western District of Texas, alleging that we infringe one of the University of Texas’ patents by making, using and commercializing ONPATTRO in the U.S. In February 2025, we filed a motion to dismiss for improper venue and an alternative motion to transfer the case to the U.S. District Court for the District of Massachusetts. On July 2, 2025, the Court denied the motion to dismiss and to transfer the case without prejudice, and we filed a renewed motion to dismiss and to transfer the case on September 24, 2025. On December 15, 2025, the court granted in part and denied in part our motion to dismiss and ordered the case transferred to the U.S. District Court for the District of Massachusetts after determining that venue was improper in the Western District of Texas. The case is now proceeding in the District of Massachusetts. Third parties may also claim that we have improperly obtained or used their confidential or proprietary information.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of March 31, 2026, our eight largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If we, our officers or directors, or our significant stockholders sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
As of March 31, 2026, we had $397.2 million in total aggregate principal amount of Notes issued and outstanding. The interest rate for the 2027 Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The 2028 Notes do not bear regular interest. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. From time to time, we may repurchase, redeem or otherwise extinguish any of our outstanding notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding notes pursuant to the terms of the applicable indenture. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading plan” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1#	Form of Special PSU Award Agreement for Chief Executive Officer.
31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
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

ALNYLAM PHARMACEUTICALS, INC.

Date: April 30, 2026	/s/ Yvonne L. Greenstreet, M.D.
Yvonne L. Greenstreet, M.D. Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)