Form 10-Q
period 2026-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2026-07-30
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At July 24, 2026, the registrant had 133,809,118 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

PAGE NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2026 AND DECEMBER 31, 2025	5
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025	6
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 AND THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025	7
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025	9
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4. CONTROLS AND PROCEDURES	42

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	44

ITEM 1A. RISK FACTORS	44

ITEM 5. OTHER INFORMATION	82

ITEM 6. EXHIBITS	82

SIGNATURES	83

“Alnylam,” AMVUTTRA®, ONPATTRO®, GIVLAARI®, OXLUMO® and siRELISTM are registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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

•the possible impact of any competing products, including generic versions of competing products, on the commercial success of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO, Leqvio and Qfitlia, as well as our product candidates, and our, or with respect to Leqvio or Qfitlia, our collaborators’, ability to compete against such products;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,708,318	$1,657,250
Marketable debt securities	1,599,829	1,251,234
Accounts receivable, net	912,739	777,567
Inventory	97,110	82,719
Prepaid expenses and other current assets	302,176	281,892
Total current assets	4,620,172	4,050,662
Property, plant and equipment, net	554,143	513,147
Operating lease right-of-use assets	183,359	194,916
Deferred tax assets	113,792	125,975
Restricted investments	22,171	22,170
Other assets	65,132	59,461
Total assets	$5,558,769	$4,966,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,016	$115,721
Accrued expenses	1,095,980	1,080,197
Operating lease liabilities	45,933	45,518
Deferred revenue	4,014	4,845
Liabilities related to the sale of future royalties and development funding	258,570	220,068
Total current liabilities	1,512,513	1,466,349
Operating lease liabilities, net of current portion	210,495	225,087
Convertible debt	1,010,981	1,007,784
Liabilities related to the sale of future royalties and development funding, net of current portion	1,461,510	1,470,341
Other liabilities	9,152	7,594
Total liabilities	4,204,651	4,177,155
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 133,734 shares issued and outstanding as of June 30, 2026; 132,376 shares issued and outstanding as of December 31, 2025	1,337	1,324
Additional paid-in capital	7,716,958	7,510,473
Accumulated other comprehensive loss	(32,138)	(20,097)
Accumulated deficit	(6,332,039)	(6,702,524)
Total stockholders' equity	1,354,118	789,176
Total liabilities and stockholders' equity	$5,558,769	$4,966,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statements of Operations
Revenues:
Net product revenues	$1,172,109	$672,212	$2,208,236	$1,140,750
Net revenues from collaborations	47,165	61,496	129,240	160,681
Royalty revenue	71,674	39,981	120,647	66,447
Total revenues	1,290,948	773,689	2,458,123	1,367,878
Operating costs and expenses:
Cost of goods sold	298,261	142,029	505,781	212,212
Cost of collaborations and royalties	190	924	3,792	1,782
Research and development	413,134	323,621	778,000	588,743
Selling, general and administrative	347,922	323,314	670,473	563,263
Total operating costs and expenses	1,059,507	789,888	1,958,046	1,366,000
Income (loss) from operations	231,441	(16,199)	500,077	1,878
Other (expense) income:
Interest expense	(82,051)	(61,456)	(151,337)	(119,765)
Interest income	28,143	27,486	54,741	56,159
Other income (expense), net	273	8,860	(4,022)	18,051
Total other expense, net	(53,635)	(25,110)	(100,618)	(45,555)
Income (loss) before income taxes	177,806	(41,309)	399,459	(43,677)
Provision for income taxes	(13,312)	(30,919)	(28,974)	(46,802)
Net income (loss)	$164,494	$(72,228)	$370,485	$(90,479)

Net income (loss) per common share — basic	$1.23	$(0.55)	$2.78	$(0.70)
Net income (loss) per common share — diluted	$1.21	$(0.55)	$2.71	$(0.70)

Weighted-average common shares — basic	133,606	130,628	133,244	130,155
Weighted-average common shares — diluted	138,281	130,628	138,249	130,155

Statements of Comprehensive Income (Loss)
Net income (loss)	$164,494	$(72,228)	$370,485	$(90,479)
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	(3,635)	(343)	(7,287)	687
Foreign currency translation (losses) gains	(3,698)	7,855	(4,932)	3,771
Defined benefit pension plans, net of tax	89	53	178	108
Total other comprehensive (loss) income	(7,244)	7,565	(12,041)	4,566
Comprehensive income (loss)	$157,250	$(64,663)	$358,444	$(85,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	132,376	$1,324	$7,510,473	$(20,097)	$(6,702,524)	$789,176
Exercise of common stock options, net of tax withholdings	102	1	13,750	—	—	13,751
Issuance of common stock under equity plans	966	9	(9)	—	—	—
Stock-based compensation	—	—	71,259	—	—	71,259
Other comprehensive loss	—	—	—	(4,797)	—	(4,797)
Net income	—	—	—	—	205,991	205,991
Balance as of March 31, 2026	133,444	$1,334	$7,595,473	$(24,894)	$(6,496,533)	$1,075,380
Exercise of common stock options, net of tax withholdings	182	2	33,756	—	—	33,758
Issuance of common stock under equity plans	108	1	(1)	—	—	—
Stock-based compensation	—	—	87,730	—	—	87,730
Other comprehensive loss	—	—	—	(7,244)	—	(7,244)
Net income	—	—	—	—	164,494	164,494
Balance as of June 30, 2026	133,734	1,337	7,716,958	(32,138)	(6,332,039)	1,354,118

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	129,294	$1,293	$7,388,061	$(34,518)	$(7,287,748)	$67,088
Cumulative effect adjustment from adoption of ASU 2025-07	—	—	—	—	271,477	271,477
Exercise of common stock options, net of tax withholdings	423	4	50,981	—	—	50,985
Issuance of common stock under equity plans	594	6	(6)	—	—	—
Stock-based compensation	—	—	57,840	—	—	57,840
Other comprehensive loss	—	—	—	(2,999)	—	(2,999)
Net loss	—	—	—	—	(18,251)	(18,251)
Balance as of March 31, 2025	130,311	$1,303	$7,496,876	$(37,517)	$(7,034,522)	$426,140
Exercise of common stock options, net of tax withholdings	556	6	81,055	—	—	81,061
Issuance of common stock under equity plans	110	1	(1)	—	—	—
Stock-based compensation	—	—	112,807	—	—	112,807
Other comprehensive income	—	—	—	7,565	—	7,565
Net loss	—	—	—	—	(72,228)	(72,228)
Balance as of June 30, 2025	130,977	1,310	7,690,737	(29,952)	(7,106,750)	555,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$370,485	$(90,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,452	28,349
Non-cash interest expense on liabilities related to the sale of future royalties and development funding	145,279	112,307
Stock-based compensation expense	156,779	168,392
Realized and unrealized loss on marketable equity securities	—	2,306
Deferred income taxes	11,967	19,374
Other	11,272	(37,864)
Changes in operating assets and liabilities:
Accounts receivable, net	(142,023)	(144,347)
Inventory	(3,044)	17,359
Prepaid expenses and other assets	(65,692)	(25,992)
Accounts payable, accrued expenses and other liabilities	(114,416)	490
Deferred revenue	(831)	(40,400)
Net cash provided by operating activities	397,228	9,495
Cash flows from investing activities:
Purchases of property, plant and equipment	(56,513)	(23,263)
Purchases of marketable securities	(837,297)	(861,199)
Sales and maturities of marketable securities	485,986	856,850
Proceeds from maturity of restricted and other investments	66,725	58,075
Purchases of restricted and other investments	(22,000)	(58,075)
Other investing activities	(25,900)	—
Net cash used in investing activities	(388,999)	(27,612)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	46,718	130,587
Proceeds from liabilities related to the sale of future royalties and development funding	12,000	—
Repayment of liabilities related to the sale of future royalties and development funding	(6,752)	(6,825)
Other financing activities	(15)	—
Net cash provided by financing activities	51,951	123,762
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,509)	41,564
Net increase in cash, cash equivalents and restricted cash	50,671	147,209
Cash, cash equivalents and restricted cash, beginning of period	1,658,807	968,652
Cash, cash equivalents and restricted cash, end of period	$1,709,478	$1,115,861
Supplemental disclosure of cash flows:
Cash paid for interest	$122,314	$107,418
Cash paid for taxes	$14,734	$1,098
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$8,537
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$24,032	$4,081
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
As of June 30, 2026, we have six marketed products, including two products that are commercialized by collaborators, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the United States, or U.S., and Europe.
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
The accompanying condensed consolidated financial statements reflect the operations of Alnylam and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. We evaluate variable interests in a variable interest entity, or VIE, and consolidate VIEs when we are the primary beneficiary. Determination of whether we are the primary beneficiary of each VIE is based on an assessment of whether we possess both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We continuously reevaluate the accounting for our VIEs upon the occurrence of events that could change the primary beneficiary conclusion. The maximum risk of loss related to our VIEs is generally limited to the carrying value of the investment in such entities, but may also include prepaid expenses recognized for advances made to a VIE and future funding commitments, if applicable.
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
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our significant accounting policies during the six months ended June 30, 2026.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
assumptions that we believe to be reasonable. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents, marketable securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, and available borrowing capacity under the revolving credit agreement, or the Revolving Credit Agreement, as of June 30, 2026, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. Please refer to Note 8, Convertible Debt and Other Financing, for further information related to the Revolving Credit Agreement.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, or ASU 2024-03, which is intended to improve disclosures by requiring additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. Additionally, in January 2025, the FASB issued ASU 2025-01, clarifying that ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied on either a prospective or retrospective basis. We are currently evaluating the disclosure requirements related to ASU 2024-03.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR,” which includes AMVUTTRA and ONPATTRO, and “Rare,” which includes GIVLAARI and OXLUMO) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
AMVUTTRA
United States	$809,079	$361,346	$1,511,633	$559,310
Europe	119,010	92,868	232,323	172,956
Rest of World	83,673	37,739	157,737	69,679
Total	1,011,762	491,953	1,901,693	801,945

ONPATTRO
United States	9,863	22,053	20,029	37,625
Europe	5,508	21,246	13,073	47,787
Rest of World	3,090	9,239	5,840	16,615
Total	18,461	52,538	38,942	102,027

Total TTR	1,030,223	544,491	1,940,635	903,972

GIVLAARI
United States	58,000	55,151	107,091	98,945
Europe	24,323	20,966	44,613	39,510
Rest of World	7,441	4,732	12,454	9,362
Total	89,764	80,849	164,158	147,817

OXLUMO
United States	18,545	16,019	35,510	30,128
Europe	22,678	21,929	47,068	42,913
Rest of World	10,899	8,924	20,865	15,920
Total	52,122	46,872	103,443	88,961

Total Rare	141,886	127,721	267,601	236,778

Total net product revenues	$1,172,109	$672,212	$2,208,236	$1,140,750
As of June 30, 2026 and December 31, 2025, net product revenue-related receivables of $787.8 million and $669.5 million, respectively, were included in accounts receivable, net on our condensed consolidated balance sheets.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes balances and activity in each product revenue allowance and reserve category:

(In thousands)	Chargebacks and Rebates	Other Incentives and Allowances	Total
Beginning balance as of December 31, 2025	$399,853	$25,797	$425,650
Provision related to current year sales	602,876	62,545	665,421
Provision related to prior years’ sales	(2,166)	(992)	(3,158)
Credit or payments made during the period for current year sales	(337,561)	(42,398)	(379,959)
Credit or payments made during the period for prior years’ sales	(189,730)	(15,385)	(205,115)
Total as of June 30, 2026	$473,272	$29,567	$502,839
4. COLLABORATIONS
Product Collaborations
Net revenues from collaborations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Roche	$41,888	$18,267	$77,529	$35,323
Regeneron Pharmaceuticals	5,020	32,542	51,356	83,581
Other	257	10,687	355	41,777
Total net revenues from collaborations	$47,165	$61,496	$129,240	$160,681
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of June 30, 2026	As of December 31, 2025
Receivables included in accounts receivable, net	$58,664	$48,823
Contract liabilities included in deferred revenue	$4,014	$4,845
We recognized net revenues from collaborations of $(0.8) million and $4.1 million in the three and six months ended June 30, 2026, respectively, and $13.0 million and $41.1 million in the three and six months ended June 30, 2025, respectively, each of which was included in the contract liability balance at the beginning of the applicable period.
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
The Roche License Obligation was satisfied at a point in time upon transfer of the license to Roche. Control of the licenses was transferred on the Effective Date and Roche could begin to use and benefit from the licenses. Because of this, all consideration allocated to the Roche License Obligation, including the upfront payment, milestones and royalties, is recognized when these amounts are no longer considered fully constrained or when the related sales occur for amounts subject to the sales-or-usage based royalty exception of ASC 606. For the Roche Development Services Obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated cost of the obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. As all costs in the proportional performance model are allowable for reimbursement from Roche, and the assumptions used to determine the total estimated cost of the obligation are consistent with the assumptions used to determine the transaction price allocated to the obligation, the revenue recognized for this obligation

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
will approximate 60% of the actual reimbursable cost incurred. Management has applied significant judgment in the process of developing our estimates. We re-evaluate the transaction price as of the end of each reporting period and as of June 30, 2026, the total transaction price was determined to be $1.74 billion.
The following table provides a summary of the transaction price allocated to each performance obligation:

(In thousands)	As of June 30, 2026
Roche License Obligation	$675,000
Roche Development Services Obligation	1,061,167
Roche Technology Transfer Obligation	2,000
$1,738,167
Net revenues from collaborations recognized under the Roche Agreement consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Roche Development Services Obligation	$40,233	$16,690	74,639	32,530
Other	1,655	1,577	2,890	2,793
Total	$41,888	$18,267	$77,529	$35,323
As of June 30, 2026, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $829.8 million, which is expected to be recognized through the term of the Roche Agreement based on our input method model as the services are performed. We incurred research and development costs related to our collaboration with Roche of $73.3 million and $134.5 million during the three and six months ended June 30, 2026, respectively, and $31.0 million and $60.7 million during the three and six months ended June 30, 2025, respectively.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Under the terms of the Regeneron Collaboration, we worked exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases and a select number of target genes expressed in the liver for an initial research period, or the Initial Research Term. The Initial Research Term expired in May 2026. As a result of such expiration, we will no longer work exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases. We will, however, continue to collaborate exclusively with Regeneron on the programs targeting gene targets that were nominated during the Initial Research Term, provided that lead candidates for such targets are designated within two years of the expiration of the Initial Research Term.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We continue to perform work in satisfaction of the remaining unsatisfied performance obligation, the Research Services Obligation. For this performance obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up. We re-evaluate the transaction price as of the end of each reporting period and as of June 30, 2026, the total transaction price was determined to be $100.5 million related to this obligation. As of June 30, 2026, the aggregate amount of the transaction price that was unsatisfied was $28.2 million, which is expected to be recognized through the term of the Regeneron Collaboration based on our input method model as the services are performed.
Net revenues from collaborations recognized under the Regeneron Collaboration consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Research Services Obligation	$(802)	$12,957	$5,831	$26,767
C5 License Obligation	—	—	—	21,458
Regeneron Technology Transfer Obligation	—	—	—	2,431
Other license programs	5,822	19,585	45,525	32,925
Total	$5,020	$32,542	$51,356	$83,581
Revenue recognized for the “Other license programs” relates to eleven separate programs subject to individual agreements with Regeneron.
Deferred revenue is classified as either current or noncurrent in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized. Current deferred revenue was $4.0 million and $4.8 million as of June 30, 2026 and December 31, 2025, respectively, related only to the Research Services Obligation.
We incurred research and development costs related to the Regeneron Collaboration of $12.2 million and $23.2 million during the three and six months ended June 30, 2026, respectively, and $12.5 million and $31.5 million during the three and six months ended June 30, 2025, respectively.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Collaborations
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
Inceptive Nucleics, Inc.
In June 2026, we entered into a collaboration agreement with Inceptive Nucleics, Inc., or Inceptive, that is designed to accelerate the discovery of novel RNAi therapeutics by integrating Inceptive’s generative AI models with our pipeline, which we refer to as the Inceptive Collaboration. Under the terms of the Inceptive Collaboration, we and Inceptive will jointly conduct multiple research programs to develop drug discovery models. The Inceptive Collaboration will be governed by a joint steering committee. The initial research term of the Inceptive Collaboration is three years and may be extended by mutual agreement of the parties. Inceptive granted to us an exclusive, worldwide, perpetual and irrevocable, royalty-free, transferable, sublicensable license, to certain of its intellectual property to exploit compounds and products developed as part of the Inceptive Collaboration. We have the unilateral right to terminate the Inceptive Collaboration at any time, in its entirety or on a research program-by-research program basis, upon 30 days’ advance written notice to Inceptive.
We also entered into a stock purchase agreement with Inceptive pursuant to which we purchased shares of Inceptive’s preferred stock for a total purchase price of $15.0 million. The preferred shares we purchased represented a mid-single digit ownership interest in the outstanding equity of Inceptive. The investment in preferred stock is a variable interest and Inceptive is a variable interest entity, however, we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the economic performance of Inceptive.
The investment in Inceptive’s preferred stock does not have a readily determinable fair value. We recognized the investment at cost and will adjust the carrying value for any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The investment in preferred stock is recorded in other assets on the consolidated balance sheet as of June 30, 2026.
5. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	141,609	141,609	—	—
Marketable debt securities:
U.S. treasury securities	808,038	—	808,038	—
Corporate notes	437,947	—	437,947	—
U.S. government-sponsored enterprise securities	339,623	—	339,623	—
Commercial paper	14,221	—	14,221	—
Restricted cash (money market funds)	569	569	—	—
Total financial assets	$1,742,007	$142,178	$1,599,829	$—

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$140,445	$140,445	$—	$—
U.S. treasury securities	18,952	—	18,952	—
U.S. government-sponsored enterprise securities	2,690	—	2,690	—
Commercial paper	1,995	—	1,995	—
Marketable debt securities:
U.S. treasury securities	653,341	—	653,341	—
Corporate notes	333,241	—	333,241	—
U.S. government-sponsored enterprise securities	252,634	—	252,634	—
Commercial paper	7,017	—	7,017	—
Municipal securities	5,001	—	5,001	—
Restricted cash (money market funds)	917	917	—	—
Total financial assets	$1,416,233	$141,362	$1,274,871	$—
During the three and six months ended June 30, 2026 and 2025, there were no transfers into or out of Level 3 financial assets or liabilities. The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
6. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and, at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three and six months ended June 30, 2026 or 2025.
The following tables summarize our marketable debt securities:

	As of June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$810,231	$163	$(2,356)	$808,038
Corporate notes	438,660	161	(874)	437,947
U.S. government-sponsored enterprise securities	340,633	30	(1,040)	339,623
Commercial paper	14,232	—	(11)	14,221
Total	$1,603,756	$354	$(4,281)	$1,599,829

	As of December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$670,566	$1,736	$(9)	$672,293
Corporate notes	332,104	1,152	(15)	333,241
U.S. government-sponsored enterprise securities	254,829	559	(64)	255,324
Commercial paper	9,012	—	—	9,012
Municipal securities	5,000	1	—	5,001
Total	$1,271,511	$3,448	$(88)	$1,274,871

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of June 30, 2026	As of December 31, 2025
Marketable debt securities	$1,599,829	$1,251,234
Cash and cash equivalents	—	23,637
Total	$1,599,829	$1,274,871
7. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of June 30, 2026	As of December 31, 2025
Raw materials	$13,913	$14,184
Work in process	59,045	65,122
Finished goods	44,037	32,338
Total inventory	$116,995	$111,644
As of June 30, 2026 and December 31, 2025, we had $19.9 million and $28.9 million, respectively, of long-term inventory included within other assets in our condensed consolidated balance sheets as we anticipate it being consumed beyond our normal operating cycle.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the totals of these amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
(In thousands)	2026	2025
Cash and cash equivalents	$1,708,318	$1,113,685
Total restricted cash included in other assets	1,160	2,176
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,709,478	$1,115,861
Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(32,792)	$(3,268)	$3,360	$12,603	$(20,097)
Other comprehensive loss before reclassifications	—	—	(5,272)	(4,932)	(10,204)
Amounts reclassified from accumulated other comprehensive loss	—	178	(2,015)	—	(1,837)
Net other comprehensive income (loss)	—	178	(7,287)	(4,932)	(12,041)
Balance as of June 30, 2026	$(32,792)	$(3,090)	$(3,927)	$7,671	$(32,138)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(32,792)	$(4,249)	$1,544	$979	$(34,518)
Other comprehensive income before reclassifications	—	—	1,580	3,771	5,351
Amounts reclassified from accumulated other comprehensive loss	—	108	(893)	—	(785)
Net other comprehensive income	—	108	687	3,771	4,566
Balance as of June 30, 2025	$(32,792)	$(4,141)	$2,231	$4,750	$(29,952)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
excluding, the redemption date. No sinking fund is provided for the 2028 Notes, which means that we are not required to redeem or retire the 2028 Notes periodically.
If we undergo a fundamental change, which includes certain change of control events or a termination of trading of our common stock, then subject to certain conditions, holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased plus accrued and unpaid special interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such corporate event. The conditions allowing holders of the 2028 Notes to convert were not met during the quarter ended June 30, 2026.
The 2028 Notes were issued at par. As of June 30, 2026 and December 31, 2025, the 2028 Notes were classified as a long-term liability on the condensed consolidated balance sheets and had a carrying value of $649.8 million and $647.2 million, respectively, representing the outstanding principal amount, net of unamortized issuance costs of $11.5 million and $14.0 million, respectively. The issuance costs are amortized to interest expense over the contractual term of the 2028 Notes. As of June 30, 2026 and December 31, 2025, the estimated fair value of the 2028 Notes was approximately $607.4 million and $637.0 million, respectively, which was determined based on the last actively traded price per $100 of the 2028 Notes (Level 2) on that day. As of June 30, 2026 and December 31, 2025, the effective interest rate of the 2028 Notes was 1%.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We will settle any conversions of the 2027 Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2027 Notes is 3.4941 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $286.20 per share of common stock, which represents a premium of approximately 35% over the last reported sale price of common stock of $212.00 per share on September 12, 2022. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the 2022 Indenture. The condition allowing holders of the 2027 Notes to convert was not met in the second quarter of 2026, and the 2027 Notes will not be convertible in the third quarter of 2026.
We are able to redeem the 2027 Notes after September 20, 2025. We may redeem for cash equal to 100% of the principal amount of the 2027 Notes being redeemed plus accrued and unpaid interest of all or any portion of the 2027 Notes, at our option, on or after September 20, 2025, if the last reported sales price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. As of June 30, 2026, we have not redeemed any of the 2027 Notes under this option.
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
As of June 30, 2026 and December 31, 2025, we had $362.8 million aggregate principal amount of the 2027 Notes outstanding. As of June 30, 2026 and December 31, 2025, the 2027 Notes were classified as a long-term liability on the condensed consolidated balance sheets and had a carrying value of $361.2 million and $360.5 million, respectively, representing outstanding principal amount net of unamortized issuance costs of $1.6 million and $2.3 million, respectively. The issuance costs are amortized to interest expense over the contractual term of the 2027 Notes. As of June 30, 2026 and December 31, 2025, the estimated fair value of the 2027 Notes was approximately $433.7 million and $534.1 million, respectively, which was determined based on the last actively traded price per $100 of the 2027 Notes (Level 2) on the respective dates. As of June 30, 2026 and December 31, 2025, the effective interest rate of the 2027 Notes was 1%.
2022 Capped Call Transactions
In 2022, in connection with the pricing of the 2027 Notes, we entered into privately negotiated capped call transactions, or 2022 Capped Call Transactions. The 2022 Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that underlie the 2027 Notes. The cap price of the 2022 Capped Call Transactions is initially $424.00 per share, which represents a premium of 100% over the last reported sale price of common stock of $212.00 per share on September 12, 2022, and is subject to certain adjustments under the terms of the 2022 Capped Call Transactions. As of June 30, 2026, the 2022 Capped Call Transactions remained outstanding. Because these transactions are indexed to our own stock and are considered equity classified, they were recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred to purchase the 2022 Capped Calls was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheets and the fair value of the capped call instrument is not remeasured each reporting period.
Revolving Credit Agreement
On September 30, 2025, we entered into the Revolving Credit Agreement, which provides for a $500.0 million revolving line of credit, including a $150.0 million sublimit for issuance of letters of credit. The Revolving Credit Agreement matures in September 2030, subject to earlier springing maturity under certain circumstances.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In addition, the Revolving Credit Agreement contains financial covenants that require us to maintain a total leverage ratio less than or equal to 3.75:1.00 and an interest coverage ratio greater than or equal to 3.00:1.00, each tested at the end of each fiscal quarter. As of June 30, 2026, we were in compliance with the financial covenants.
As of June 30, 2026 and December 31, 2025, we had no borrowings and $17.5 million of letters of credit outstanding under the Revolving Credit Agreement.
9. LIABILITIES RELATED TO THE SALE OF FUTURE ROYALTIES AND DEVELOPMENT FUNDING
Development Funding Liabilities
In August 2020, we entered into a co-development agreement, referred to as the Development Funding Agreement, with BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences, pursuant to which Blackstone Life Sciences will provide up to $150.0 million in funding for the clinical development of vutrisiran and zilebesiran, two of our cardiometabolic programs. As of June 30, 2026, Blackstone Life Sciences has provided $70.0 million to fund vutrisiran development costs related to the HELIOS-B Phase 3 clinical trial and $26.0 million to fund Phase 2 clinical trials of zilebesiran. Additionally, Blackstone Life Sciences is obligated to fund $36.0 million for the Phase 3 clinical trial of zilebesiran following development milestones triggered in September 2025 and June 2026, of which $18.0 million has been provided as of June 30, 2026. The amount of funding ultimately provided by Blackstone Life Sciences for the Phase 3 clinical trial of zilebesiran is dependent on us achieving the remaining specified development milestones. As agreed between Blackstone Life Sciences and the Company, we retain sole responsibility for the development and commercialization of both vutrisiran and zilebesiran.
As consideration for Blackstone Life Sciences’ funding for vutrisiran clinical development costs, we agreed to pay Blackstone Life Sciences $175.0 million triggered upon obtaining regulatory approval of vutrisiran for ATTR amyloidosis with cardiomyopathy, or ATTR-CM, and a 1.0% royalty on net sales of vutrisiran for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-CM. In March 2025, we obtained a regulatory approval from the FDA for vutrisiran for ATTR-CM, triggering the $175.0 million payable to Blackstone Life Sciences in eight equal quarterly payments over two years.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
make the payments to Blackstone Life Sciences described above should we obtain regulatory approval for zilebesiran following termination.
The debt obligations to repay Blackstone Life Sciences for the vutrisiran and zilebesiran funding are accreted from the initial carrying amount to the total payment amount using the effective interest rate method over the life of the Development Funding Agreement. The effective interest rate is determined based on the proceeds received and projections of the amounts and timing of the future cash flows. The accretion is recorded as interest expense in the condensed consolidated statements of operations and comprehensive income (loss). We recognize the proceeds received and the principal portion of payments made to Blackstone Life Sciences as financing activities within the condensed consolidated statements of cash flows. As of June 30, 2026 and December 31, 2025, our estimates of total interest expense resulted in an effective annual interest rate of 51% and 46%, respectively, related to vutrisiran and 31% and 32%, respectively, related to zilebesiran.
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
The following table shows the activity with respect to the vutrisiran development funding liability, in thousands:

Carrying value as of December 31, 2025	$194,153
Interest expense	47,837
Amount paid	(60,915)
Carrying value as of June 30, 2026	$181,075
As of June 30, 2026 and December 31, 2025, we had $89.9 million and $94.5 million, respectively, within liabilities related to the sale of future royalties and development funding and $91.2 million and $99.7 million, respectively, within liabilities related to the sale of future royalties and development funding, net of current portion on our condensed consolidated balance sheets related to the vutrisiran development funding liability.
The following table shows the activity with respect to the zilebesiran development funding liability, in thousands:

Carrying value as of December 31, 2025	$17,047
Interest expense	3,810
Amount paid	(10,562)
Amount received	12,000
Carrying value as of June 30, 2026	$22,295
As of June 30, 2026 and December 31, 2025, we had $2.1 million and $6.8 million, respectively, within liabilities related to the sale of future royalties and development funding and $20.2 million and $10.3 million, respectively, within liabilities related to the sale of future royalties and development funding, net of current portion on our condensed consolidated balance sheets related to the zilebesiran development funding liability.
The fair values of the vutrisiran and zilebesiran development funding liabilities were $555.3 million and $119.6 million, respectively, as of June 30, 2026, and $541.3 million and $116.2 million, respectively, as of December 31, 2025, based on our current estimates of future payments over the life of the arrangements and an estimated market participant weighted average cost of capital, which are considered Level 3 inputs.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2029, equaling at least $1.00 billion, Blackstone Royalties will receive the Royalty Interest at 55% beginning on January 1, 2030. In consideration for the sale of the Purchased Interest, Blackstone Royalties paid us $1.00 billion.
Due to our continuing involvement and an obligation to repay Blackstone Royalties, we recorded the proceeds from this transaction as a debt, net of closing costs, on our condensed consolidated balance sheets. The debt obligations to repay the Purchased Interest are accreted from the initial carrying amount to the total payment amount using the effective interest rate method over the life of the Purchase Agreement. The effective interest rate is determined based on the proceeds received and projections of the amounts and timing of the future cash flows. The accretion is recorded as interest expense in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2026 and December 31, 2025, our estimate of this total interest expense resulted in an effective annual interest rate of 14% and 10%, respectively. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods. We account for any royalties and commercial milestones due to us under the MDCO License Agreement as revenue on our condensed consolidated statements of operations and comprehensive income (loss).
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
As of June 30, 2026 and December 31, 2025, the carrying value of the liability was $1.52 billion and $1.48 billion, net of closing costs of $7.9 million and $8.3 million, respectively. As of June 30, 2026 and December 31, 2025, the fair value of the liability was $1.96 billion and $1.61 billion, respectively, based on our current estimates of future payments over the life of the arrangements and an estimated market participant weighted average cost of capital, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability, in thousands:

Carrying value as of December 31, 2025	$1,479,209
Interest expense	93,632
Payments	(56,131)
Carrying value as of June 30, 2026	$1,516,710
As of June 30, 2026 and December 31, 2025, we had $166.6 million and $118.8 million, respectively, within liabilities related to the sale of future royalties and development funding and $1.35 billion and $1.36 billion, respectively, within liabilities related to the sale of future royalties and development funding, net of current portion related to the Purchased Interest.
10. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense included in operating costs and expenses on our condensed consolidated statements of operations and comprehensive income (loss), and stock-based compensation charges included in additional paid-in capital on our condensed consolidated statements of stockholders' equity:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Research and development	$35,894	$49,552	$66,006	$73,350
Selling, general and administrative	50,731	62,128	90,773	95,042
Total stock-based compensation expense	86,625	111,680	156,779	168,392
Capitalized stock-based compensation costs	1,105	1,127	2,210	2,255
Total stock-based compensation charges	$87,730	$112,807	$158,989	$170,647

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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income (loss), as reported	$164,494	$(72,228)	$370,485	$(90,479)
Adjustment for the elimination of interest expense on the convertible debt	2,392	—	4,766	—
Net income (loss), for use in diluted income per share	$166,886	$(72,228)	$375,251	$(90,479)

Weighted-average common shares — basic	133,606	130,628	133,244	130,155
Effect of dilutive securities:
Convertible debt	2,255	—	2,255	—
Options to purchase common stock, inclusive of performance-based stock options	1,634	—	1,756	—
Restricted stock units, inclusive of performance-based restricted stock units	782	—	990	—
Employee stock purchase program	4	—	4	—
Weighted-average common shares — diluted	138,281	130,628	138,249	130,155

Net income (loss) per common share — basic	$1.23	$(0.55)	$2.78	$(0.70)
Net income (loss) per common share — diluted	$1.21	$(0.55)	$2.71	$(0.70)
The following table sets forth the potential weighted-average common shares excluded from the calculation of diluted net income (loss) per common share because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Options to purchase common stock, inclusive of performance-based stock options	386	4,698	235	4,879
Unvested restricted stock units, inclusive of performance-based restricted stock units	734	2,762	405	2,583
Convertible debt	—	3,616	—	3,616
Total	1,120	11,076	640	11,078
The effect of the 2022 Capped Call Transactions and 2025 Capped Call Transactions was also excluded from the calculation of diluted net income (loss) per share because exercise of these transactions would potentially reduce the number of shares of the Company’s common stock outstanding and, therefore, would be anti-dilutive. In the three and six months ended June 30, 2026, we excluded 8.5 million shares and in the three and six months ended June 30, 2025, we excluded 5.2 million shares related to these transactions.
12. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of June 30, 2026, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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
If we determine that it is probable that future expenditures will be made for a particular matter and such expenditures can be reasonably estimated, we accrue a loss contingency based on our best estimate of the probable range of loss. We accrue the minimum amount within the probable range of loss if no amount within the range is more likely than another. If we determine that future expenditures are not probable, or probable but not reasonably estimated, we do not accrue a loss contingency. If we determine that a material loss is reasonably possible and the range of loss can be estimated, we disclose the possible range of loss. On a quarterly basis, we evaluate developments with these claims and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of June 30, 2026 or December 31, 2025.
Patent Litigation
On December 12, 2024, The Board of Regents of the University of Texas System filed a lawsuit in the U.S. District Court for the Western District of Texas, or the Texas District Court, alleging that we infringe U.S. Patent No. 8,895,717 by making, using and commercializing ONPATTRO in the U.S. On February 5, 2025, we filed a motion to dismiss the case for improper venue and an alternative motion to transfer the case to the U.S. District Court for the District of Massachusetts if the dismissal is not granted. On July 2, 2025, the Texas District Court denied the motion to dismiss and to transfer the case without prejudice, and we filed a renewed motion to dismiss and to transfer the case on September 24, 2025. On December 15, 2025, the court granted in part and denied in part our motion to dismiss and ordered the case transferred to the U.S. District Court for the District of Massachusetts after determining that venue was improper in the Western District of Texas. The case is now proceeding in the District of Massachusetts, and a claim construction hearing was held in July 2026.
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have reviewed the estimated aggregate fair value of our potential liabilities under all such indemnification provisions and have not recorded any related liability as of June 30, 2026 or December 31, 2025.
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
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Clinical research and outside services	$244,226	$140,692	$443,483	$268,035
Compensation and related	125,390	143,450	249,688	242,637
Occupancy and all other costs(1)	43,518	39,479	84,829	78,071
Total research and development expense	$413,134	$323,621	$778,000	$588,743
Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Compensation and related	$166,619	$191,233	$329,696	$322,670
Consulting and professional services	120,721	82,637	225,898	147,324
Occupancy and all other costs(1)	60,582	49,444	114,879	93,269
Total selling, general and administrative expense	$347,922	$323,314	$670,473	$563,263
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
Our research and development strategy is to target genetically validated genes that have been implicated in the cause or pathway of human disease. We utilize an N-acetylgalactosamine (GalNAc) conjugate approach or lipid nanoparticle (LNP) to enable hepatic delivery of siRNAs. For delivery to the central nervous system, or CNS, and the eye (ocular delivery), we are utilizing an alternative conjugate approach based on a hexadecyl (C16) moiety as a lipophilic ligand. We are also advancing approaches for heart, skeletal muscle and adipose tissue delivery of siRNAs, and we are exploring peptide and antibody-based approaches for targeted siRNA delivery to new tissues. Our focus is on clinical indications where there is a high unmet need, a genetically validated target, early biomarkers for the assessment of clinical activity in Phase 1 clinical trials, and a definable path for drug development, regulatory approval, patient access and commercialization.
In early 2026, we launched our Alnylam 2030 strategy to drive our next era of growth and patient impact, and we currently have six marketed products, including two products that are commercialized by collaborators, and more than 25 clinical programs, including several in late-stage development.
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
ONPATTRO is approved in the U.S. for the treatment of the polyneuropathy of hATTR amyloidosis in adults and is also approved in the EU for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of TTR-type familial amyloidosis with polyneuropathy, and in multiple additional countries. In February 2025, ONPATTRO received regulatory approval from ANVISA in Brazil for the treatment of ATTR amyloidosis with cardiomyopathy.
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
Leqvio (inclisiran) is being developed and commercialized by our collaborator Novartis AG, or Novartis, and has received marketing authorization from the EC for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and exercise to reduce low-density lipoprotein cholesterol, or LDL-C, in adults with hypercholesterolemia, adults and pediatric patients aged 12 years and older with heterozygous familial hypercholesterolemia, or HeFH, and pediatric patients aged 12 years and older with homozygous familial hypercholesterolemia. Leqvio has also been approved in China and Japan, and as of the end of June 2026, Leqvio is registered in 109 countries worldwide and is commercially available in 89 countries.
Qfitlia (fitusiran) is being commercialized by our collaborator, Genzyme Corporation, a Sanofi Company, or Sanofi, and was approved by the FDA in March 2025 for routine prophylaxis to prevent or reduce the frequency of bleeding episodes in adult and pediatric patients 12 years of age and older with hemophilia A or B, with or without factor VIII or IX inhibitors (neutralizing antibodies), and by China’s National Medical Products Administration in December 2025, for routine prophylaxis to prevent or reduce the frequency of bleeding episodes in pediatric patients 12 years of age and older, and adults with severe hemophilia A with or without factor VIII inhibitors or severe hemophilia B with or without factor IX inhibitors. Qfitlia is the first and only therapeutic designed to lower antithrombin, a protein that inhibits blood clotting, with the goal of promoting thrombin generation to rebalance hemostasis and prevent bleeds.
In addition to our marketed products, we have multiple potential drivers of future growth, including additional transformative medicines currently in development for TTR and both other rare and prevalent diseases. We are advancing nucresiran, our next-generation investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis. In November 2024, we announced positive results from the ongoing Phase 1 clinical trial of nucresiran in healthy volunteers. These results demonstrated that twice annual dosing of 300 mg of nucresiran resulted in mean reductions of serum TTR of greater than 90% from baseline at day 15 that were maintained over six months. In September 2025, we initiated the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR polyneuropathy, and in June 2025, we initiated the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR amyloidosis with cardiomyopathy. In April 2026, we announced that, due to enrollment in TRITON-CM proceeding faster than anticipated, we exercised a pre-specified protocol option to expand target enrollment by approximately 500 patients, or from 1,250 to approximately 1,750 patients in total. Given the current pace of enrollment and the anticipated accrual of endpoint events, we continue to expect to launch nucresiran in ATTR-CM by 2030, assuming positive data and regulatory approval.
We are developing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen, for the treatment of hypertension. In 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development and commercialization of zilebesiran. In August 2025, we reported that our KARDIA-3 Phase 2 clinical trial, which was designed to evaluate the efficacy and safety of zilebesiran as an add-on therapy in adult patients with high cardiovascular risk and uncontrolled hypertension despite treatment with two to four standard of care antihypertensive medications, met the objective of informing the design, patient population, and dose for a global Phase 3 cardiovascular outcomes trial. In September 2025, we initiated a Phase 3 cardiovascular outcomes clinical trial, ZENITH (ZilebEsiraN CardIovascular OuTcome Study in Hypertension), which is designed to evaluate the potential of zilebesiran to reduce the risk of major adverse cardiovascular events in patients with uncontrolled hypertension on two or more antihypertensives, one being a diuretic.
We are advancing mivelsiran (formerly ALN-APP), an investigational RNAi therapeutic targeting amyloid precursor protein in development for the treatment of cerebral amyloid angiopathy, or CAA, and Alzheimer’s disease, or AD. In July 2025, we presented single- and multiple-dose data from the Phase 1 clinical trial of mivelsiran in patients with early-onset AD. These data demonstrated that single and multiple doses of mivelsiran were generally well tolerated and demonstrated robust, durable, dose-dependent reductions of soluble amyloid precursor protein beta, or sAPPβ, in cerebrospinal fluid. In July 2025, we presented an analysis of safety data from single and multiple doses of mivelsiran in the Phase 1 clinical trial showing no evidence of increased risk of amyloid-related imaging abnormality events. In July 2024, we initiated the cAPPricorn-1 Phase 2 clinical trial of mivelsiran in patients with CAA and in July 2026, we announced that we had completed enrollment in this trial. In July 2026, we announced the initiation of a Phase 2 clinical trial of mivelsiran in patients with Down syndrome-associated AD.
We are developing ALN-6400, a GalNAc-conjugated RNAi therapeutic that targets plasminogen, or PLG, for the treatment of a wide range of bleeding disorders. In preclinical studies, ALN-6400 demonstrated a greater than 90% reduction in circulating PLG in non-human primates with no evidence of increased risk of thrombosis. In early 2025, we shared data from the first cohort of participants in a Phase 1 clinical trial in healthy volunteers, demonstrating favorable impact on an ex-vivo hemostasis assay. In late 2025, we initiated a Phase 2 clinical trial of ALN-6400 in patients with Hereditary Hemorrhagic Telangiectasia, or HHT, and we plan to share additional data from the Phase 1 clinical trial as well as initial results in the Phase 2 clinical trial in HHT the second half of 2026. We also initiated a Phase 2 clinical trial of ALN-6400 in patients with von Willebrand Disease in the first half of 2026.
We are advancing ALN-HTT02, an investigational, intrathecally administered RNAi therapeutic targeting huntingtin, or HTT, that is in development in collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the treatment of Huntington’s Disease, or HD. ALN-HTT02 is designed to target a conserved sequence in exon 1 of the HTT messenger RNA, thereby reducing the expression of all isoforms of HTT protein, including the shorter HTT1a isoform encoded by the first exon of the gene. In 2024 and 2025, we presented nonclinical data supporting the tolerability of deep and sustained HTT-lowering in wild-type nonhuman primates after single and repeated intrathecal administration of ALN-HTT02. In October 2025, we initiated a Phase 1b clinical trial of ALN-HTT02 in adult patients with HD and expect to present initial data from this trial in the second half of 2026.
We have additional late-stage investigational programs advancing toward potential commercialization with collaborators, including cemdisiran for the treatment of complement-mediated diseases. Our collaborator, Regeneron, is advancing cemdisiran in combination with its anti-C5 monoclonal antibody, pozelimab, in a Phase 3 clinical trial in paroxysmal nocturnal hemoglobinuria, and as a monotherapy and in combination with pozelimab in Phase 3 clinical trials in myasthenia gravis and geographic atrophy. In August 2025, Regeneron announced that cemdisiran monotherapy met the primary and key secondary endpoints in the Phase 3 NIMBLE clinical trial in generalized myasthenia gravis and in April 2026, Regeneron filed a New Drug Application, or NDA, for cemdisiran monotherapy with the FDA, which was accepted for review in June 2026 with a target action date of November 2026, following use of a Priority Review Voucher. A corresponding application was also accepted for review by the European Medicines Agency, or EMA, with a decision from the EC anticipated in the second half of 2027.
We achieved profitability for the first time in 2025. Nevertheless, we have incurred significant losses since inception, and as of June 30, 2026, we had an accumulated deficit of $6.33 billion. Historically, we generated losses primarily from costs associated with research and development activities; acquiring, filing and protecting our intellectual property rights; and selling, general and administrative activities. With the achievement of profitability in 2025, going forward we expect to be able to fund our operations primarily from product revenues, which we expect will be supplemented by collaboration revenue and royalty revenue from products commercialized by our collaborators.
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
As of June 30, 2026, we generate worldwide product revenues from our four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S. and Europe. Collaboration and royalty revenues, in particular from our collaborations with Roche, Regeneron and Novartis, have also represented a meaningful portion of our total revenues in recent years. We expect our sources of potential funding for the next several years to be derived primarily from sales of our commercialized products, with contributions from our existing collaborations, including royalties on sales of Leqvio by Novartis and on sales of Qfitlia by Sanofi, and any new strategic collaborations that we may enter in the future. However, we and our collaborators may not be able to successfully market and sell our existing commercialized products or any approved products in the future. Moreover, our ongoing development and regulatory efforts may not be successful, and we and our collaborators may not be able to commence sales of any other products in the future. We anticipate that our operating results will continue to fluctuate for the foreseeable future, and therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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
Convertible Senior Notes and Repurchases
In September 2025, we issued $661.3 million aggregate principal amount of 0.00% Convertible Senior Notes due 2028, or the 2028 Notes. The 2028 Notes will mature on September 15, 2028, unless earlier converted, redeemed or repurchased. The 2028 Notes will not bear regular interest. Before June 15, 2028, holders of 2028 Notes will have the right to convert their 2028

Notes in certain circumstances and during specified periods. From and after June 15, 2028, the 2028 Notes will be convertible at the option of the holders of 2028 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. We will settle any conversions of 2028 Notes by paying or delivering, as applicable, cash or shares of our common stock, par value $0.01 per share, or Common Stock, or a combination of cash and shares of Common Stock, at our election.
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
The table below represents our commercial products and late- and early-stage development programs as of July 30, 2026.

PRODUCT	DISEASE	Alnylam	PIPELINE
TTR			
ONPATTRO® (patisiran)	hATTR Amyloidosis with Polyneuropathy	✓	Commercial
AMVUTTRA® (vutrisiran)	ATTR Amyloidosis with Cardiomyopathy and hATTR Amyloidosis with Polyneuropathy	✓	Commercial
Nucresiran	ATTR Amyloidosis with Cardiomyopathy	✓	Phase 3
Nucresiran	hATTR Amyloidosis with Polyneuropathy	✓	Phase 3
CARDIOVASCULAR			
Leqvio® (inclisiran)	Hypercholesterolemia[1]		Commercial
Zilebesiran	Hypertension[2]	✓	Phase 3
Zilebesiran REVERSIR	Hypertension[2]	✓	Phase 2
METABOLIC			
Rapirosiran (ALN-HSD)	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]		Phase 2
ALN-ANG3	Diabetic Kidney Disease[1]		Phase 2
ALN-4324 (GRB14)	Type 2 Diabetes Mellitus	✓	Phase 2
ALN-PNP	Non-Alcoholic Fatty Liver Disease (NAFLD)[1]		Phase 2
ALN-CIDEB	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]		Phase 2
ALN-2232 (ACVR1C)	Obesity & Weight Management	✓	Phase 1
ALN-6222 (INHBE)	Obesity & Weight Management	✓	Phase 1
ALN-APOC3	Dyslipidemia[1]		Phase 1
NEUROLOGIC			
Cemdisiran (+/- Pozelimab)	Myasthenia Gravis[1]		Phase 3
Mivelsiran (ALN-APP)	Cerebral Amyloid Angiopathy (CAA)	✓	Phase 2
Mivelsiran (ALN-APP)	Alzheimer's Disease	✓	Phase 2
ALN-SOD	SOD1 Amyotrophic Lateral Sclerosis (ALS)[3]	✓	Phase 2
ALN-HTT02	Huntington's Disease[4]	✓	Phase 1
ALN-5288 (MAPT)	Alzheimer's Disease[4]	✓	Phase 1
ALN-SNCA	Parkinson's Disease[1]		Phase 1
HEMATOLOGY			
Qfitlia™ (fitusiran)	Hemophilia A or B[1]		Commercial
Cemdisiran (+ Pozelimab)	Paroxysmal Nocturnal Hemoglobinuria[1]		Phase 3
ALN-6400 (PLG)	Hereditary Hemorrhagic Telangiectasia	✓	Phase 2
ALN-6400 (PLG)	Von Willebrand Disease	✓	Phase 2
AG-236 (ALN-TMP)	Polycythemia Vera[1]		Phase 1
ALN-CFB	Paroxysmal Nocturnal Hemoglobinuria[1]		Phase 1
OTHER			
GIVLAARI® (givosiran)	Acute Hepatic Porphyria (AHP)	✓	Commercial
OXLUMO® (lumasiran)	Primary Hyperoxaluria Type 1 (PH1)	✓	Commercial
Cemdisiran (+/- Pozelimab)	Geographic Atrophy[1]		Phase 3
Elebsiran (+Tobevibart)	Hepatitis D Virus Infection[1]		Phase 3
ALN-BCAT	Hepatocellular Carcinoma	✓	Phase 1
ALN-4285	Healthy Volunteers	✓	Phase 1
ALN-4915	Healthy Volunteers	✓	Phase 1
ALN-F1202	Healthy Volunteers[1]		Phase 1

Pipeline phases: PHASE 1, PHASE 2, PHASE 3, COMMERCIAL

1 Out-licensed with milestones and/or royalties
2 Partnered, Alnylam-led development with US profit split and milestones/royalties ex-US
3 Partner-led with profit split
4 Partnered, Alnylam-led with profit split
✓ Alnylam-owned, -led or -co-developed

During the second quarter of 2026 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: AMVUTTRA & ONPATTRO
•We achieved global net product revenues for AMVUTTRA and ONPATTRO for the second quarter of 2026 of $1.01 billion and $18.5 million, respectively.
Total Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the second quarter of 2026 of $89.8 million and $52.1 million, respectively.
Late-Stage Clinical Development
•Our partner, Regeneron, announced that the FDA and the EMA have accepted regulatory applications for cemdisiran to treat adult patients with generalized myasthenia gravis who are anti-acetylcholine receptor antibody-positive. Regeneron indicated that the FDA will review the NDA under Priority Review with a target action date in November 2026, following use of a Priority Review Voucher, and that a decision from the EC is anticipated in the second half of 2027.
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
Roche. In July 2023, we entered into the Roche Collaboration and License Agreement, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran, which we refer to as the Roche Collaboration. Under the Roche Collaboration and License Agreement, we granted to Roche (i) co-exclusive rights to develop zilebesiran worldwide and commercialize zilebesiran in the U.S., (ii) exclusive rights to commercialize zilebesiran outside of the U.S., and (iii) non-exclusive rights to manufacture zilebesiran for the development and commercialization of zilebesiran outside of the U.S. Roche made an upfront payment of $310.0 million and in April 2024 we achieved the development milestone associated with the dosing of the first patient in the KARDIA-3 Phase 2 clinical trial and received a $65.0 million development milestone payment from Roche. In September 2025, we achieved the development milestone associated with dosing the first patient in the ZENITH Phase 3 clinical trial and received a $300.0 million development milestone payment from Roche. In addition, we are eligible to receive up to an additional $2.15 billion in contingent payments based on the achievement of specified development, regulatory and sales-based milestones. We are responsible for forty percent (40%), and Roche is responsible for sixty percent (60%), of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche share equally (50/50) all costs incurred in connection with development activities that are conducted primarily to support regulatory approval of zilebesiran in the U.S. if incremental development activities are needed. Roche will be solely responsible for costs incurred in connection with commercialization of zilebesiran outside of the U.S. and will pay us tiered, low double digit royalties based on net sales of zilebesiran on a country-by-country basis outside of the U.S. during the royalty term. We and Roche will share equally (50/50) profits and losses (including commercialization costs) of zilebesiran in the U.S.

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
Under the terms of the Regeneron Collaboration, we worked exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases and a select number of target genes expressed in the liver for an initial research period, or the Initial Research Term. The Initial Research Term expired in May 2026. As a result of such expiration, we will no longer work exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases. We will, however, continue to collaborate exclusively with Regeneron on the programs targeting gene targets that were nominated during the Initial Research Term, provided that lead candidates for such targets are designated within two years of the expiration of the Initial Research Term.
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
In May 2024, Regeneron notified us of its decision to opt-out of the further co-development of mivelsiran, an investigational RNAi therapeutic in development for the treatment of hereditary CAA and Alzheimer’s Disease under our co-co collaboration agreement with respect to mivelsiran. As a result of Regeneron’s opt-out, we now have full global development and commercialization rights to mivelsiran in all indications, and we are responsible for all development and commercialization costs of mivelsiran other than Regeneron’s share of the then-current Phase 1 budget. Regeneron will no longer share potential future profits from sales of mivelsiran with us, although we remain subject to certain financial obligations to Regeneron under the mivelsiran co-co collaboration agreement. We continue to advance multiple other programs with Regeneron.
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

Inceptive Nucleics. In June 2026, we entered into a collaboration agreement with Inceptive, which is designed to accelerate the discovery of prospective novel RNAi therapeutics by integrating Inceptive’s generative AI models with our pipeline. We also entered into a stock purchase agreement with Inceptive pursuant to which we purchased shares of Inceptive’s preferred stock for a total purchase price of $15.0 million.
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
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total revenues	$1,290,948	$773,689	$517,259	67%	$2,458,123	$1,367,878	$1,090,245	80%
Total operating costs and expenses	$1,059,507	$789,888	$269,619	34%	$1,958,046	$1,366,000	$592,046	43%
Income (loss) from operations	$231,441	$(16,199)	$247,640	**	$500,077	$1,878	$498,199	*
Total other expense, net	$(53,635)	$(25,110)	$(28,525)	114%	$(100,618)	$(45,555)	$(55,063)	121%
Provision for income taxes	$(13,312)	$(30,919)	$17,607	(57)%	$(28,974)	$(46,802)	$17,828	(38)%
Net income (loss)	$164,494	$(72,228)	$236,722	**	$370,485	$(90,479)	$460,964	**
* Indicates the percentage change period over period is greater than 500%
** Not meaningful
Discussion of Results of Operations
Revenues
Total revenues consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net product revenues	$1,172,109	$672,212	$499,897	74%	$2,208,236	$1,140,750	$1,067,486	94%
Net revenues from collaborations	47,165	61,496	(14,331)	(23)%	129,240	160,681	(31,441)	(20)%
Royalty revenue	71,674	39,981	31,693	79%	120,647	66,447	54,200	82%
Total revenues	$1,290,948	$773,689	$517,259	67%	$2,458,123	$1,367,878	$1,090,245	80%

Net Product Revenues
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR,” which includes AMVUTTRA and ONPATTRO, and “Rare,” which includes GIVLAARI and OXLUMO), consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
AMVUTTRA
United States	$809,079	$361,346	$447,733	124%	$1,511,633	$559,310	$952,323	170%
Europe	119,010	92,868	26,142	28%	232,323	172,956	59,367	34%
Rest of World	83,673	37,739	45,934	122%	157,737	69,679	88,058	126%
Total	1,011,762	491,953	519,809	106%	1,901,693	801,945	1,099,748	137%

ONPATTRO
United States	9,863	22,053	(12,190)	(55)%	20,029	37,625	(17,596)	(47)%
Europe	5,508	21,246	(15,738)	(74)%	13,073	47,787	(34,714)	(73)%
Rest of World	3,090	9,239	(6,149)	(67)%	5,840	16,615	(10,775)	(65)%
Total	18,461	52,538	(34,077)	(65)%	38,942	102,027	(63,085)	(62)%

Total TTR	1,030,223	544,491	485,732	89%	1,940,635	903,972	1,036,663	115%

GIVLAARI
United States	58,000	55,151	2,849	5%	107,091	98,945	8,146	8%
Europe	24,323	20,966	3,357	16%	44,613	39,510	5,103	13%
Rest of World	7,441	4,732	2,709	57%	12,454	9,362	3,092	33%
Total	89,764	80,849	8,915	11%	164,158	147,817	16,341	11%

OXLUMO
United States	18,545	16,019	2,526	16%	35,510	30,128	5,382	18%
Europe	22,678	21,929	749	3%	47,068	42,913	4,155	10%
Rest of World	10,899	8,924	1,975	22%	20,865	15,920	4,945	31%
Total	52,122	46,872	5,250	11%	103,443	88,961	14,482	16%

Total Rare	141,886	127,721	14,165	11%	267,601	236,778	30,823	13%

Total net product revenues	$1,172,109	$672,212	$499,897	74%	$2,208,236	$1,140,750	$1,067,486	94%
Net product revenues increased during the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to growth from AMVUTTRA revenues driven by increased patient demand, mainly in patients with ATTR-CM in the U.S., and growth from an increased number of patients on GIVLAARI and OXLUMO, which was partially offset by a decreased number of patients on ONPATTRO.

Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations and royalty revenue consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Roche	$41,888	$18,267	$23,621	129%	$77,529	$35,323	$42,206	119%
Regeneron Pharmaceuticals	5,020	32,542	(27,522)	(85)%	51,356	83,581	(32,225)	(39)%
Other	257	10,687	(10,430)	(98)%	355	41,777	(41,422)	(99)%
Total net revenues from collaborations	$47,165	$61,496	$(14,331)	(23)%	$129,240	$160,681	$(31,441)	(20)%

Royalty revenue	$71,674	$39,981	$31,693	79%	$120,647	$66,447	$54,200	82%
Net revenues from collaborations decreased during the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to lower revenue recognized under the Regeneron Collaboration. The decrease was driven by the completion of certain collaboration activities in 2025, the wind down of the Initial Research Term under the terms of the Regeneron Collaboration, and the impact of revised cost estimates related to those activities in the three months ended June 30, 2026. The decrease in net revenues from collaborations during the six months ended June 30, 2026 was also driven by the recognition of a $30.0 million payment in connection with the amendment to our agreement with Vir Biotechnology, Inc. in March 2025. These decreases were partially offset by increased revenue under the Roche Collaboration due to higher reimbursable development activities related to the ZENITH Phase 3 clinical trial of zilebesiran, as well as increased milestone and reimbursement activity under the Regeneron license agreements.
Royalty revenue increased during the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to increased volume and rate of royalties earned from global net sales of Leqvio by Novartis.
Net revenues from collaborations in any period is dependent on a variety of factors, including the level of work reimbursed by collaborators and achievement of milestones under our collaboration agreements. We expect royalty revenue will increase during 2026, as compared to 2025, primarily as a result of increased sales of Leqvio.
Operating Costs and Expenses
Operating costs and expenses consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of goods sold	$298,261	$142,029	$156,232	110%	$505,781	$212,212	$293,569	138%
Cost of goods sold as a percentage of net product revenues	25.4%	21.1%			22.9%	18.6%
Cost of collaborations and royalties	190	924	(734)	(79)%	3,792	1,782	2,010	113%
Research and development	413,134	323,621	89,513	28%	778,000	588,743	189,257	32%
Selling, general and administrative	347,922	323,314	24,608	8%	670,473	563,263	107,210	19%
Total	$1,059,507	$789,888	$269,619	34%	$1,958,046	$1,366,000	$592,046	43%
Cost of Goods Sold
Cost of goods sold as a percentage of net product revenues increased to 25.4% and 22.9% during the three and six months ended June 30, 2026, respectively, as compared to 21.1% and 18.6% during the same periods in 2025, primarily as a result of increased sales of AMVUTTRA and an associated increase in the blended royalty rate payable on net sales of AMVUTTRA.
We expect our cost of goods sold, including cost of goods sold as a percentage of net product revenues, will increase during 2026, as compared to 2025, primarily as a result of an expected increase in sales of AMVUTTRA and an associated increase in the blended royalty rate payable on net sales of AMVUTTRA.

Cost of Collaborations and Royalties
Cost of collaborations and royalties increased during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to the timing of demand for GalNAc material supplied to our collaborators in support of certain product manufacturing. Cost of collaborations and royalties was not significant during the three months ended June 30, 2026 and 2025.
We do not expect the cost of collaborations and royalties to be significant in 2026, primarily as a result of our collaborators having transitioned to producing GalNAc material independently.
Research and Development
Research and development expenses consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Clinical research and outside services	$244,226	$140,692	$103,534	74%	$443,483	$268,035	$175,448	65%
Compensation and related	89,496	93,898	(4,402)	(5)%	183,682	169,287	14,395	9%
Occupancy and all other costs(1)	43,518	39,479	4,039	10%	84,829	78,071	6,758	9%
Stock-based compensation	35,894	49,552	(13,658)	(28)%	66,006	73,350	(7,344)	(10)%
Total research and development	$413,134	$323,621	$89,513	28%	$778,000	$588,743	$189,257	32%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Research and development expenses for the three and six months ended June 30, 2026 increased as compared to the same periods in 2025, primarily due to increased clinical trial expenses for the ZENITH Phase 3 clinical trial of zilebesiran, the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR-CM and the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR-PN.
These increases were partially offset by:
•decreased expenses within other clinical programs, in particular for the KARDIA-1, KARDIA-2 and KARDIA-3 Phase 2 clinical trials of zilebesiran due to the wind-down of clinical activities; and
•decreased stock-based compensation expense.
Additionally, research and development expenses for the six months ended June 30, 2026 increased as compared to the same period in 2025 due to increased employee compensation and related expenses.
Selling, General and Administrative
Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Compensation and related	$115,888	$129,105	$(13,217)	(10)%	$238,923	$227,628	$11,295	5%
Consulting and professional services	120,721	82,637	38,084	46%	225,898	147,324	78,574	53%
Occupancy and all other costs(1)	60,582	49,444	11,138	23%	114,879	93,269	21,610	23%
Stock-based compensation	50,731	62,128	(11,397)	(18)%	90,773	95,042	(4,269)	(4)%
Total selling, general and administrative	$347,922	$323,314	$24,608	8%	$670,473	$563,263	$107,210	19%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Selling, general and administrative expenses for the three and six months ended June 30, 2026 increased as compared to the same periods in 2025, primarily due to the following:
•increased marketing investment associated with the ongoing global commercial launch of AMVUTTRA in ATTR-CM; and
•increased occupancy and all other costs, primarily related to scaling our IT systems and infrastructure to support long-term growth.
These increases were partially offset by decreased stock-based compensation expense.
We expect that research and development expenses combined with selling, general and administrative expenses will increase during 2026 as compared to 2025, as we continue to launch our current commercial products into new markets, prepare for future commercial product launches, including the continued global commercial launch of AMVUTTRA for the treatment of ATTR-CM, advance our product candidates, including collaborated programs, into later-stage development, advance and develop our platform and preclinical pipeline, and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses based on our determination regarding the probability of vesting or assessed level of achievement for performance-based awards.
Other (Expense) Income
Other (expense) income consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$(82,051)	$(61,456)	$(20,595)	34%	$(151,337)	$(119,765)	$(31,572)	26%
Interest income	28,143	27,486	657	2%	54,741	56,159	(1,418)	(3)%
Other income (expense), net	273	8,860	(8,587)	(97)%	(4,022)	18,051	(22,073)	(122)%
Total other expense, net	$(53,635)	$(25,110)	$(28,525)	114%	$(100,618)	$(45,555)	$(55,063)	121%
Total other expense, net increased during the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to increased interest expense associated with the liabilities related to the sale of future royalties and development funding, as well as decreased net realized and unrealized foreign currency transaction gains.
Provision for Income Taxes
Provision for income taxes was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Provision for income taxes	$(13,312)	$(30,919)	$17,607	(57)%	$(28,974)	$(46,802)	$17,828	(38)%
The provision for income taxes for the three and six months ended June 30, 2026 primarily related to U.S. state income taxes, utilization of Switzerland net deferred tax assets, as well as taxable income from jurisdictions in which we are subject to tax. For the three and six months ended June 30, 2026, we maintained a full valuation allowance against our net deferred tax assets in the U.S. Based on our recent financial performance and our future projections, we could record a reversal of all or a portion of the U.S. valuation allowance in the second half of 2026. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$397,228	$9,495
Investing activities	$(388,999)	$(27,612)
Financing activities	$51,951	$123,762
Operating activities
Net cash provided by operating activities increased during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to stronger cash receipts from increased product sales, partially offset by increased employee compensation.
Investing activities
Net cash used in investing activities increased during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the timing of sales, maturities, and purchases of our marketable securities, as well as increased purchases of property, plant and equipment.

Financing activities
Net cash provided by financing activities decreased during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to lower net proceeds from the issuance of common stock in connection with stock option exercises, partially offset by proceeds from liabilities related to the sale of future royalties and development funding.
Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of June 30, 2026, have six marketed products, including two products commercialized by collaborators. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we may incur additional operating losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property, including our patent portfolio, collaborations and general corporate activities.
In September 2025, we entered into the Revolving Credit Agreement, which provides for a $500.0 million revolving line of credit, including a $150.0 million sublimit for issuance of letters of credit. The Revolving Credit Agreement matures in September 2030, subject to earlier springing maturity under certain circumstances. The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In addition, the Revolving Credit Agreement contains financial covenants that require us to maintain a total leverage ratio less than or equal to 3.75:1.00 and an interest coverage ratio greater than or equal to 3.00:1.00, each tested at the end of each fiscal quarter. As of June 30, 2026, we had no borrowings and $17.5 million of letters of credit outstanding under the Revolving Credit Agreement. Please refer to Note 8, Convertible Debt and Other Financing, in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information.
Our expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2026, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Based on our current operating plan, we believe that our cash, cash equivalents, marketable securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, and available borrowing capacity under the Revolving Credit Agreement as of June 30, 2026, will be sufficient to satisfy our near-term capital and operating needs for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there have been no significant changes to the financial market risks described as of December 31, 2025. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We may have difficulty continuing to expand our global operations successfully at the scale necessary to support our Alnylam 2030 ambitions.
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
In 2025 and the six months ended June 30, 2026, a significant portion of our net product revenues was derived from the sale of our TTR products, and in particular AMVUTTRA for the treatment of ATTR-CM following our receipt of regulatory approval from the FDA in March 2025 and in certain jurisdictions outside of the U.S. since that time. We expect that sales of AMVUTTRA will continue to account for a significant portion of our net product revenues in future years. As a result, our business is dependent upon our ability to sustain and grow revenues from sales of AMVUTTRA.
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
•our ability to maintain and increase sales of AMVUTTRA in the face of competitive products and to differentiate AMVUTTRA from competitive products, and the willingness of prescribing physicians and patients to start or continue treatment with AMVUTTRA, to add AMVUTTRA as an additional treatment with a competing product, or to switch from a competing product to AMVUTTRA;
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
We have experienced significant operating losses since our inception. As of June 30, 2026, we had an accumulated deficit of $6.33 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products, including AMVUTTRA in patients with ATTR amyloidosis with cardiomyopathy, in additional countries during 2026 and in subsequent years, and have two marketed products being commercialized by our collaborators, we achieved profitability for the first time in fiscal year 2025 and we may not be able to sustain profitability or positive cash flow from operations. For the three and six months ended June 30, 2026, we recognized $1.17 billion and $2.21 billion, respectively, in net product revenues from sales of AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO. Although we achieved profitability in 2025, we may incur annual operating losses in future periods and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics and seek to achieve the goals of our Alnylam 2030 strategy.
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
To sustain profitability, we will also need to succeed in discovering, developing and commercializing our existing products and additional product candidates with significant market potential. This will require us to build upon the success we have had in a range of challenging activities, including continued platform innovation, preclinical testing and clinical trial stages of development, obtaining regulatory approval and reimbursement for our novel product candidates and manufacturing, marketing and selling our approved products. We may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot remain consistently profitable, the market price of our common stock could decline. In addition, we may be unable to raise capital, expand our business, develop and commercialize additional product candidates or continue our operations.
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

Factors that could have an adverse impact on Leqvio sales include:
•competitors may develop new therapies or alternative formulations of products for HeFH and clinical atherosclerotic cardiovascular disease;
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
As of June 30, 2026, we had $3.31 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may experience losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our financial condition. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decline. The market risks associated with our investment portfolio may have an adverse effect on our operating results, liquidity and financial condition.
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
We may not be successful in entering into future collaborations on terms favorable to us due to various factors, including our ability to demonstrate improved product profiles from our new technologies, our ability to successfully demonstrate proof-

of-concept for our technology in humans in certain tissues or disease areas, our ability to demonstrate the safety and efficacy of our specific product candidates, our ability to manufacture or have third parties manufacture RNAi therapeutics, the strength of our intellectual property portfolio and/or concerns around challenges or potential challenges to our intellectual property portfolio. Even when we succeed in securing such new collaborations, we may not be able to maintain them, or they may not be successful, if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property, we are unable to secure adequate reimbursement from payors, sales of an approved drug are lower than we expected, or our collaborator changes its strategic focus or otherwise determines not to move forward with a product or product candidate or to continue its collaboration with us.
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
In addition, under certain circumstances, our collaborators may have additional termination rights for convenience with respect to the collaboration as a whole or a particular program under the collaboration. For example, in August 2024, we announced that Regeneron had opted out of further co-development and co-commercialization of mivelsiran for portfolio prioritization reasons. As a result of Regeneron’s opt-out, we have full development and commercialization rights to mivelsiran in all indications but we are responsible for funding further development and commercialization of mivelsiran, including the ongoing Phase 2 development program, without funding from Regeneron. Regeneron will be eligible to receive low double-digit royalties on sales of mivelsiran, if approved. The Initial Research Term under our ongoing collaboration with Regeneron expired in May 2026. As a result, there will be no additional targets added to our collaboration. We will continue to collaborate on the programs targeting gene targets that were nominated during the Initial Research Term, provided that lead candidates for such targets are designated within two years of the expiration of the Initial Research Term.
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
We have been expanding our manufacturing capabilities, and to continue to commercialize our approved products, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to continue to develop our internal manufacturing capabilities and/or contract or otherwise arrange for any necessary external manufacturing capabilities. During 2020, we completed construction and qualification of our manufacturing facility in Norton, Massachusetts where we manufacture drug substances for early-stage clinical development and have the potential to manufacture drug substances for late-stage clinical development and commercial use, in the future. In December 2025, we announced a planned expansion of the Norton facility to add capabilities related to our siRELIS™ (siRNA Enzymatic Ligation Synthesis) platform, a next-generation enzymatic ligation manufacturing platform that is designed to substantially increase capacity meaningfully, significantly reduce production costs, and support future launches across our growing pipeline of potential new medicines.
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
We have implemented certain artificial intelligence, or AI, technologies into various aspects of our operations, and we may further expand our use of AI to improve productivity as the technology continues to evolve. For example, in June 2026, we entered into a collaboration agreement with Inceptive that is designed to accelerate the discovery of prospective novel RNAi therapeutics by integrating Inceptive’s generative AI models with our pipeline. Although we have implemented and continue to evaluate appropriate controls to ensure output quality, the use, development, and integration of AI and machine learning technologies present risks and challenges that could materially and adversely affect our business, financial condition, and results of operations.
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
Any product candidates we or our collaborators develop are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, advertising, promotion and distribution of drugs. Failure to obtain marketing approval for a product candidate we may develop will prevent us from commercializing the product candidate in a given jurisdiction. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our collaborators are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin commercialization, or that approved products, including AMVUTTRA, will not obtain regulatory approval to be sold for an additional, broader indication than the indication for which it is currently approved. For example, although AMVUTTRA has been approved by the FDA, EC, PMDA, MHRA and certain other regulatory authorities for the treatment of ATTR-CM, regulatory authorities in other jurisdictions have not yet granted approval for this expanded indication. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate is not sufficient to support the approval of an application for regulatory approval. For example, although we reported positive results from the APOLLO-B Phase 3 clinical trial of patisiran in patients with ATTR-CM, in October 2023, the FDA issued a complete response letter in response to our sNDA for patisiran, indicating the sNDA could not be approved in its present form.
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
•the willingness of patients and physicians to accept potentially new routes of administration or new or different therapeutic approaches and mechanisms of action;
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
In addition, the FDA may implement regulatory, policy, or enforcement changes that materially limit our ability and that of our third-party contractors to promote our products to consumers, which could materially impact our business. In September 2025, FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer, or DTC, drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in such actions as compared to prior years. FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA’s regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts across the industry, including ours, which could in turn impact our sales and operations. In connection with these FDA developments, we received an untitled letter in September 2025 from the FDA’s Center for Drug Evaluation and Research asserting that a particular DTC television advertisement for AMVUTTRA was false and misleading. We responded to the untitled letter and subsequently received a close-out letter from the FDA in November 2025. On April 23, 2026, we received an untitled letter from the FDA asserting that certain content on our consumer-facing website for AMVUTTRA is false and misleading. We have responded to the untitled letter.
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
The regulations that govern marketing approvals, coverage, pricing and reimbursement for new drugs vary widely from country to country and are subject to change. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing authorization or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. It is also possible to obtain regulatory approval for a product in a particular country, but then be subject to price regulations or price controls that delay the commercial launch of a product and/or negatively impact the revenues from the sale of the product in that country and potentially in other countries due to reference pricing.
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
Under the current presidential administration, there has been significant reform activity focused on drug pricing and reimbursement. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S.; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers announced direct-to-consumer offerings with discounted prices and/or reached agreements with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. President Trump’s Great Healthcare Plan, announced in January 2026, calls for codification of the most-favored nation deals. In April 2026, President Trump issued an Executive Order that establishes tariffs on certain imported patented pharmaceuticals and offers relief from such tariffs to pharmaceutical manufacturers who have entered into agreements with the federal government that commit to most-favored nation pricing and onshoring of research and manufacturing operations. The federal government has launched a website that offers access to pharmaceutical direct-to-consumer discount drug offers and discloses generic drug pricing. Federal agencies are also developing new drug pricing pilot programs, such as the GENEROUS model which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B (GLOBE model) and Part D (GUARD model) pilot models that, if finalized as proposed, would supplement existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model.
Healthcare reform initiatives, including changes to Medicare reimbursement policies and to the 340B drug pricing program, may adversely affect the demand for our products and the prices we charge for our products. Congress and federal agencies continue to consider reforms to the 340B drug pricing program and the reimbursement for physician-administered drugs under Medicare Part B. For example, in its calendar year 2027 Hospital Outpatient Prospective Payment System proposed rule, CMS has proposed to reduce Medicare reimbursement for drugs purchased under the 340B drug pricing program from ASP plus 6% to ASP minus 33.4%. If the proposed rule is finalized in its current form, provider reimbursement reductions may affect prescribing patterns, site-of-care decisions, provider economics, utilization of our products, demand for our products and ultimately our revenues.
Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured. As another example, recent federal and state efforts to reform and regulate the pharmacy benefit management industry will likely have an impact on market access and supply chain relationships, which impact cannot currently be determined.
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
At the state level, governments have been increasingly implementing regulations designed to control pharmaceutical product pricing. Some of these measures include upper payment limits on state-regulated payers; regulating product access, copayment assistance, and marketing; imposing drug price, cost, and marketing disclosure and transparency requirements; permitting importation from other countries; and encouraging bulk purchasing. For example, on January 5, 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation proposal, the first step toward Florida facilitating importation of certain prescription drugs from Canada. Prescription drug affordability boards have been established in several states to impose reimbursement limits, often triggering litigation over the scope of state authority. States are also increasingly expanding or changing Medicaid supplemental rebate programs to secure additional rebates from manufacturers in exchange for drug coverage. These and other future state-level reform activities could negatively affect Medicaid coverage and reimbursement for our products.
In addition, local governments and private purchasers, such as hospitals or health systems, are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare purchasing programs. These measures may adversely affect the demand for our products or put pressure on our product pricing.
In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our business.
The nature and extent of future healthcare or budget reforms cannot be predicted. Although further reform efforts are likely, there is significant uncertainty regarding the nature or impact of any drug pricing or broader healthcare reform implemented at the federal or state level and the extent to which such action may be subject to litigation or other challenges. Ongoing efforts to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our products, put pressure on our product pricing and ultimately harm our business, prospects, operating results and financial condition.
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
The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the reimbursement available for and the pricing for AMVUTTRA or our other products, which in turn, could negatively impact the demand for AMVUTTRA or our other products. For example, in its calendar year 2027 Hospital Outpatient Prospective Payment System proposed rule, CMS has proposed to reduce Medicare reimbursement for drugs purchased under the 340B drug pricing program from ASP plus 6% to ASP minus 33.4%. If the proposed rule is finalized in its current form, provider reimbursement reductions may affect prescribing patterns, site-of-care decisions, provider economics, utilization of our products, demand for our products and ultimately our revenues. If providers are not adequately reimbursed for AMVUTTRA or our other products, they may reduce or discontinue purchases of them, which would have a significant negative impact on our business, prospects, operating results and financial condition.
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
Third parties may sue us for infringing their patent rights. For example, in December 2024, the Board of Regents of the University of Texas System, or the University of Texas, filed a lawsuit in the United States District Court for the Western District of Texas, alleging that we infringe one of the University of Texas’ patents by making, using and commercializing ONPATTRO in the U.S. In February 2025, we filed a motion to dismiss for improper venue and an alternative motion to transfer the case to the U.S. District Court for the District of Massachusetts. On July 2, 2025, the Court denied the motion to dismiss and to transfer the case without prejudice, and we filed a renewed motion to dismiss and to transfer the case on September 24, 2025. On December 15, 2025, the court granted in part and denied in part our motion to dismiss and ordered the case transferred to the U.S. District Court for the District of Massachusetts after determining that venue was improper in the Western District of Texas. The case is now proceeding in the District of Massachusetts, and a claim construction hearing was held in July 2026. Third parties may also claim that we have improperly obtained or used their confidential or proprietary information.
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
For example, AMVUTTRA for the treatment of ATTR amyloidosis with cardiomyopathy, competes with VYNDAQEL/VYNDAMAX (tafamidis), which is marketed by Pfizer, and ATTRUBY (acoramidis), which is marketed by BridgeBio, both of which are approved to treat ATTR amyloidosis with cardiomyopathy. While we believe AMVUTTRA has a competitive profile for the treatment of patients with ATTR amyloidosis with cardiomyopathy, both VYNDAQEL/VYNDAMAX and ATTRUBY are administered in pill form and are available in the U.S. at lower list prices than AMVUTTRA, which may impact our ability to compete favorably with these products and may adversely affect AMVUTTRA’s market share and net product revenue. We are also aware of other product candidates in clinical development for the treatment of ATTR amyloidosis with cardiomyopathy, including WAINUA (eplontersen), which is being developed by Ionis and AstraZeneca plc, or AstraZeneca; nexiguran ziclumeran (formerly NTLA-2001), which is being developed by Intellia Therapeutics, Inc. and Regeneron and is in Phase 3 clinical development; cliramitug (formerly ALXN2220/NI006), which is being developed by Neurimmune AG and Alexion Pharmaceuticals, Inc. (a subsidiary of AstraZeneca) and is in Phase 3 clinical development; coramitug (NNC6019-0001), which is being developed by Novo Nordisk and is in Phase 3 clinical development; ART-001 which is being developed by Accuredit Therapeutics and is in Phase 2 clinical development (China only); YOLT-201 which is being developed by YolTech and is in Phase 2 clinical development (China only); AT-02, which is being developed by Attralus, Inc. and is in Phase 2 clinical development; and BPR-30221616, which is being developed by Chengdu Beite Pharma and is in Phase 1 clinical development (China only). We expect to face competition from any of these and potentially other additional new drugs that enter the market to treat patients with ATTR amyloidosis with cardiomyopathy.
Positive or negative safety or efficacy developments with competitive products or product candidates may impact revenue from AMVUTTRA and the commercial potential of any other products for which we receive regulatory approval for the treatment of ATTR amyloidosis with cardiomyopathy. In July 2026, for example, Ionis and AstraZeneca announced topline results from their Phase 3 CARDIO-TTRansform trial of eplontersen in patients with ATTR amyloidosis with cardiomyopathy, reporting that the trial did not meet its primary endpoint of reducing cardiovascular mortality and recurrent cardiovascular events and did not demonstrate a statistically significant benefit in a contemporary patient population in which a majority of patients were treated with a TTR stabilizer. The full data set from the CARDIO-TTRansform clinical trial, when released, may influence physicians’ prescribing patterns, which may impact demand for AMVUTTRA and any other products for which we receive regulatory approval for the treatment of ATTR amyloidosis with cardiomyopathy, affecting our revenue.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of June 30, 2026, our eight largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If we, our officers or directors, or our significant stockholders sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
As of June 30, 2026, we had $1.02 billion in total aggregate principal amount of Notes issued and outstanding. The interest rate for the 2027 Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The 2028 Notes do not bear regular interest. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. From time to time, we may repurchase, redeem or otherwise extinguish any of our outstanding notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding notes pursuant to the terms of the applicable indenture. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading plan” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

ALNYLAM PHARMACEUTICALS, INC.

Date: July 30, 2026	/s/ Yvonne L. Greenstreet, M.D.
Yvonne L. Greenstreet, M.D. Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2026	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)