Form 10-Q
period 2026-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2026-10-29
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At October 23, 2026, the registrant had 133,937,576 shares of Common Stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “aims,” “aspires,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “projects,” “seeks,” “targets,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our expectations regarding future revenues, expenses, margins, profitability, cash flows, capital expenditures, and other aspects of our financial performance, as well as our financial guidance and outlook for upcoming periods;
•our ability to successfully execute on our “Alnylam 2030” strategy and our aspiration to achieve the goals and metrics associated with this strategy;
•our views with respect to the clinical and commercial potential of (including the potential numbers of patients who may benefit from) our approved and investigational RNAi therapeutics and those of our collaborators, including AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO, Leqvio® (inclisiran), Qfitlia® (fitusiran), zilebesiran, mivelsiran, nucresiran, brezosiran and cemdisiran;
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
•our ability to obtain and maintain regulatory approvals and pricing, reimbursement and patient access and insurance coverage, including the potential impact of changes to the 340B Drug Pricing Program and payor utilization management policies such as step therapy requirements, for AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any future products, and our collaborators’ ability with respect to Leqvio, Qfitlia and cemdisiran;
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
•our plans with respect to our manufacturing operations, including the anticipated impact of our expansion plans on capacity and production costs, and the impact of any delays, interruptions or failures in the manufacture and supply of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any of our product candidates (or Leqvio, Qfitlia, cemdisiran or other products or product candidates being developed and commercialized by our collaborators), by our or their contract manufacturers or by us or our collaborators;
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
•our expectations regarding the sufficiency of our current cash, cash equivalents and marketable debt securities to support our operations based on our current operating plan;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,754,340	$1,657,250
Marketable debt securities	1,832,915	1,251,234
Accounts receivable, net	1,084,905	777,567
Inventory	105,907	82,719
Prepaid expenses and other current assets	334,597	281,892
Total current assets	5,112,664	4,050,662
Property, plant and equipment, net	614,910	513,147
Operating lease right-of-use assets	177,950	194,916
Deferred tax assets	2,006,669	125,975
Restricted investments	22,172	22,170
Other assets	60,307	59,461
Total assets	$7,994,672	$4,966,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135,399	$115,721
Accrued expenses	1,236,289	1,080,197
Operating lease liabilities	46,083	45,518
Deferred revenue	11,669	4,845
Convertible debt	361,529	—
Liabilities related to the sale of future royalties and development funding	272,037	220,068
Total current liabilities	2,063,006	1,466,349
Operating lease liabilities, net of current portion	203,294	225,087
Convertible debt, net of current portion	651,087	1,007,784
Liabilities related to the sale of future royalties and development funding, net of current portion	1,462,828	1,470,341
Other liabilities	10,605	7,594
Total liabilities	4,390,820	4,177,155
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 133,875 shares issued and outstanding as of September 30, 2026; 132,376 shares issued and outstanding as of December 31, 2025	1,339	1,324
Additional paid-in capital	7,811,878	7,510,473
Accumulated other comprehensive loss	(44,661)	(20,097)
Accumulated deficit	(4,164,704)	(6,702,524)
Total stockholders' equity	3,603,852	789,176
Total liabilities and stockholders' equity	$7,994,672	$4,966,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statements of Operations
Revenues:
Net product revenues	$1,291,946	$851,082	$3,500,182	$1,991,832
Net revenues from collaborations	71,476	351,742	200,716	512,423
Royalty revenue	94,664	46,202	215,311	112,649
Total revenues	1,458,086	1,249,026	3,916,209	2,616,904
Operating costs and expenses:
Cost of goods sold	361,750	197,231	867,531	409,443
Cost of collaborations and royalties	—	2,923	3,792	4,705
Research and development	408,538	358,814	1,186,538	947,557
Selling, general and administrative	342,000	322,076	1,012,473	885,339
Total operating costs and expenses	1,112,288	881,044	3,070,334	2,247,044
Income from operations	345,798	367,982	845,875	369,860
Other (expense) income:
Interest expense	(84,372)	(67,462)	(235,709)	(187,227)
Interest income	30,941	28,681	85,682	84,840
Loss related to convertible debt	—	(39,146)	—	(39,146)
Other income (expense), net	3,443	(9,487)	(579)	8,564
Total other expense, net	(49,988)	(87,414)	(150,606)	(132,969)
Income before income taxes	295,810	280,568	695,269	236,891
Benefit from (provision for) income taxes	1,871,525	12,115	1,842,551	(34,687)
Net income	$2,167,335	$292,683	$2,537,820	$202,204

Net income per common share — basic	$16.19	$2.23	$19.02	$1.55
Net income per common share — diluted	$15.72	$2.14	$18.42	$1.51

Weighted-average common shares — basic	133,828	131,447	133,444	130,590
Weighted-average common shares — diluted	138,040	137,348	138,184	134,146

Statements of Comprehensive Income
Net income	$2,167,335	$292,683	$2,537,820	$202,204
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	(11,811)	1,131	(19,098)	1,818
Foreign currency translation (losses) gains	(801)	6,993	(5,733)	10,764
Defined benefit pension plans, net of tax	89	53	267	161
Total other comprehensive (loss) income	(12,523)	8,177	(24,564)	12,743
Comprehensive income	$2,154,812	$300,860	$2,513,256	$214,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	132,376	$1,324	$7,510,473	$(20,097)	$(6,702,524)	$789,176
Exercise of common stock options, net of tax withholdings	102	1	13,750	—	—	13,751
Issuance of common stock under equity plans	966	9	(9)	—	—	—
Stock-based compensation	—	—	71,259	—	—	71,259
Other comprehensive loss	—	—	—	(4,797)	—	(4,797)
Net income	—	—	—	—	205,991	205,991
Balance as of March 31, 2026	133,444	$1,334	$7,595,473	$(24,894)	$(6,496,533)	$1,075,380
Exercise of common stock options, net of tax withholdings	182	2	33,756	—	—	33,758
Issuance of common stock under equity plans	108	1	(1)	—	—	—
Stock-based compensation	—	—	87,730	—	—	87,730
Other comprehensive loss	—	—	—	(7,244)	—	(7,244)
Net income	—	—	—	—	164,494	164,494
Balance as of June 30, 2026	133,734	1,337	7,716,958	(32,138)	(6,332,039)	1,354,118
Exercise of common stock options, net of tax withholdings	103	2	14,698	—	—	14,700
Issuance of common stock under equity plans	38	—	—	—	—	—
Stock-based compensation	—	—	80,222	—	—	80,222
Other comprehensive loss	—	—	—	(12,523)	—	(12,523)
Net income	—	—	—	—	2,167,335	2,167,335
Balance as of September 30, 2026	133,875	$1,339	$7,811,878	$(44,661)	$(4,164,704)	$3,603,852

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	129,294	$1,293	$7,388,061	$(34,518)	$(7,287,748)	$67,088
Cumulative effect adjustment from adoption of ASU 2025-07	—	—	—	—	271,477	271,477
Exercise of common stock options, net of tax withholdings	423	4	50,981	—	—	50,985
Issuance of common stock under equity plans	594	6	(6)	—	—	—
Stock-based compensation	—	—	57,840	—	—	57,840
Other comprehensive loss	—	—	—	(2,999)	—	(2,999)
Net loss	—	—	—	—	(18,251)	(18,251)
Balance as of March 31, 2025	130,311	$1,303	$7,496,876	$(37,517)	$(7,034,522)	$426,140
Exercise of common stock options, net of tax withholdings	556	6	81,055	—	—	81,061
Issuance of common stock under equity plans	110	1	(1)	—	—	—
Stock-based compensation	—	—	112,807	—	—	112,807
Other comprehensive income	—	—	—	7,565	—	7,565
Net loss	—	—	—	—	(72,228)	(72,228)
Balance as of June 30, 2025	130,977	1,310	7,690,737	(29,952)	(7,106,750)	555,345
Exercise of common stock options, net of tax withholdings	625	6	80,414	—	—	80,420
Issuance of common stock under equity plans	189	2	(2)	—	—	—
Stock-based compensation	—	—	109,339	—	—	109,339
Repurchase of 1.00% Convertible Senior Notes due 2027	—	—	(430,406)	—	—	(430,406)
Purchase of capped calls related to 0.00% Convertible Senior Notes due 2028	—	—	(35,311)	—	—	(35,311)
Other comprehensive income	—	—	—	8,177	—	8,177
Net income	—	—	—	—	292,683	292,683
Balance as of September 30, 2025	131,791	$1,318	$7,414,771	$(21,775)	$(6,814,067)	$580,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,537,820	$202,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,928	42,152
Non-cash interest expense on liabilities related to the sale of future royalties and development funding	226,646	176,235
Stock-based compensation expense	235,897	276,603
Realized and unrealized loss on marketable equity securities	—	2,306
Loss on extinguishment of debt	—	39,146
Deferred income taxes	(1,882,763)	24,972
Other	7,845	(31,464)
Changes in operating assets and liabilities:
Accounts receivable, net	(313,300)	(544,210)
Inventory	(2,131)	22,335
Prepaid expenses and other assets	(102,099)	(46,734)
Accounts payable, accrued expenses and other liabilities	(18,454)	195,745
Deferred revenue	6,824	(52,940)
Net cash provided by operating activities	738,213	306,350
Cash flows from investing activities:
Purchases of property, plant and equipment	(126,345)	(35,405)
Purchases of marketable securities	(1,346,894)	(1,069,170)
Sales and maturities of marketable securities	753,177	1,580,220
Proceeds from maturity of restricted and other investments	68,425	59,775
Purchases of restricted and other investments	(22,000)	(59,775)
Other investing activities	(27,100)	(2,150)
Net cash (used in) provided by investing activities	(700,737)	473,495
Cash flows from financing activities:
Proceeds from issuance of 0.00% Convertible Senior Notes due 2028, net	—	646,372
Purchases of capped calls related to 0.00% Convertible Senior Notes due 2028	—	(35,311)
Repayment of 1.00% Convertible Senior Notes due 2027	—	(1,102,659)
Payment of issuance costs for revolving credit agreement	—	(2,414)
Proceeds from exercise of stock options and other types of equity, net	62,183	208,327
Proceeds from liabilities related to the sale of future royalties and development funding	18,000	—
Repayment of liabilities related to the sale of future royalties and development funding	(9,865)	(10,647)
Other financing activities	(16)	—
Net cash provided by (used in) financing activities	70,302	(296,332)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,768)	40,637
Net increase in cash, cash equivalents and restricted cash	97,010	524,150
Cash, cash equivalents and restricted cash, beginning of period	1,658,807	968,652
Cash, cash equivalents and restricted cash, end of period	$1,755,817	$1,492,802
Supplemental disclosure of cash flows:
Cash paid for interest	$195,565	$159,565
Cash paid for taxes	$29,810	$2,375
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$457	$12,379
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$29,227	$9,604
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
As of September 30, 2026, we have six marketed products, including two products that are commercialized by collaborators, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the United States, or U.S., and Europe.
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
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2026.
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
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents, marketable securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, and available borrowing capacity under the revolving credit agreement, or the Revolving Credit Agreement, as of September 30, 2026, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. Please refer to Note 8, Convertible Debt and Other Financing, for further information related to the Revolving Credit Agreement.
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board, or FASB, issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the guidance for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. The standard will be effective for annual reporting periods beginning after December 15, 2027, as well as interim reporting periods within those annual reporting periods, with early adoption permitted. The standard updates may be applied on a prospective, retrospective, or modified retrospective approach. We are currently evaluating the impact this guidance could have on our condensed consolidated financial statements and related disclosures.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR,” which includes AMVUTTRA and ONPATTRO, and “Rare,” which includes GIVLAARI and OXLUMO) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
AMVUTTRA
United States	$908,596	$530,347	$2,420,229	$1,089,657
Europe	130,718	111,944	363,041	284,900
Rest of World	91,049	43,012	248,786	112,691
Total	1,130,363	685,303	3,032,056	1,487,248

ONPATTRO
United States	9,705	12,480	29,734	50,105
Europe	4,762	19,678	17,835	67,465
Rest of World	5,129	6,917	10,969	23,532
Total	19,596	39,075	58,538	141,102

Total TTR	1,149,959	724,378	3,090,594	1,628,350

GIVLAARI
United States	57,459	50,426	164,550	149,371
Europe	20,872	18,706	65,485	58,216
Rest of World	11,156	4,742	23,610	14,104
Total	89,487	73,874	253,645	221,691

OXLUMO
United States	18,429	20,727	53,939	50,855
Europe	23,213	22,346	70,281	65,259
Rest of World	10,858	9,757	31,723	25,677
Total	52,500	52,830	155,943	141,791

Total Rare	141,987	126,704	409,588	363,482

Total net product revenues	$1,291,946	$851,082	$3,500,182	$1,991,832
As of September 30, 2026 and December 31, 2025, net product revenue-related receivables of $906.2 million and $669.5 million, respectively, were included in accounts receivable, net on our condensed consolidated balance sheets.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes balances and activity in each product revenue allowance and reserve category:

(In thousands)	Chargebacks and Rebates	Other Incentives and Allowances	Total
Beginning balance as of December 31, 2025	$399,853	$25,797	$425,650
Provision related to current year sales	968,692	95,819	1,064,511
Provision related to prior years’ sales	(6,045)	(992)	(7,037)
Credit or payments made during the period for current year sales	(598,591)	(71,712)	(670,303)
Credit or payments made during the period for prior years’ sales	(239,525)	(16,323)	(255,848)
Total as of September 30, 2026	$524,384	$32,589	$556,973
4. COLLABORATIONS
Product Collaborations
Net revenues from collaborations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Roche	$39,107	$326,604	$116,636	$361,927
Regeneron Pharmaceuticals	32,334	22,542	83,690	106,123
Other	35	2,596	390	44,373
Total net revenues from collaborations	$71,476	$351,742	$200,716	$512,423
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of September 30, 2026	As of December 31, 2025
Receivables included in accounts receivable, net	$89,603	$48,823
Contract liabilities included in deferred revenue	$11,669	$4,845
We recognized net revenues from collaborations of $4.0 million and $4.8 million in the three and nine months ended September 30, 2026, respectively, and $12.5 million and $53.6 million in the three and nine months ended September 30, 2025, respectively, each of which was included in the contract liability balance at the beginning of the applicable period.
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
As of the Effective Date, we identified the following promises in the Roche Agreement that were evaluated under the scope of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606: (i) a co-exclusive license to develop zilebesiran worldwide and commercialize zilebesiran within the Co-Commercialization Territory, a non-exclusive license to manufacture zilebesiran in the Roche Territory solely for purposes of developing and commercializing zilebesiran in the Roche Territory, and an exclusive license to commercialize zilebesiran in the Roche Territory, collectively referred to as the Roche License Obligation, (ii) development services, including the manufacture of clinical supply, that support regulatory approval of zilebesiran, referred to as the Roche Development Services Obligation, and (iii) a technology transfer of the existing manufacturing process for zilebesiran, referred to as the Roche Technology Transfer Obligation. The three performance obligations under the Roche Agreement are collectively referred to as the Roche Performance Obligations.
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
The Roche License Obligation was satisfied at a point in time upon transfer of the license to Roche. Control of the licenses was transferred on the Effective Date and Roche could begin to use and benefit from the licenses. Because of this, all consideration allocated to the Roche License Obligation, including the upfront payment, milestones and royalties, is recognized when these amounts are no longer considered fully constrained or when the related sales occur for amounts subject to the sales-or-usage based royalty exception of ASC 606. For the Roche Development Services Obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated cost of the obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. As all costs in the proportional performance model are allowable for reimbursement from Roche, and the assumptions used to determine the total estimated cost of the obligation are consistent with the assumptions used to determine the transaction price allocated to the obligation, the revenue recognized for this obligation

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
will approximate 60% of the actual reimbursable cost incurred. Management has applied significant judgment in the process of developing our estimates. We re-evaluate the transaction price as of the end of each reporting period and as of September 30, 2026, the total transaction price was determined to be $1.74 billion.
The following table provides a summary of the transaction price allocated to each performance obligation:

(In thousands)	As of September 30, 2026
Roche License Obligation	$675,000
Roche Development Services Obligation	1,061,167
Roche Technology Transfer Obligation	2,000
$1,738,167
Net revenues from collaborations recognized under the Roche Agreement consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Roche License Obligation	$—	$300,000	$—	$300,000
Roche Development Services Obligation	$37,557	$25,166	112,196	57,696
Other	1,550	1,438	4,440	4,231
Total	$39,107	$326,604	$116,636	$361,927
As of September 30, 2026, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $792.2 million, which is expected to be recognized through the term of the Roche Agreement based on our input method model as the services are performed. We incurred research and development costs related to our collaboration with Roche of $66.5 million and $201.0 million during the three and nine months ended September 30, 2026, respectively, and $44.8 million and $105.6 million during the three and nine months ended September 30, 2025, respectively.
Regeneron Pharmaceuticals, Inc.
Overview
In 2019, we entered into a global, strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and central nervous system, or CNS, in addition to a select number of targets expressed in the liver, which we refer to as the Regeneron Collaboration. The Regeneron Collaboration is governed by a Master Agreement, referred to as the Regeneron Master Agreement. In connection with the Regeneron Master Agreement, we and Regeneron entered into (i) a co-co collaboration agreement covering the continued development of cemdisiran, our C5 siRNA, currently in development for C5 complement-mediated diseases, as a monotherapy, or the C5 Co-Co Collaboration Agreement, and (ii) a license agreement to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab and cemdisiran, or the C5 License Agreement. The Regeneron Master Agreement, the C5 Co-Co Collaboration Agreement and the C5 License Agreement were accounted for as a single arrangement because the agreements were negotiated together.
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
For any co-co collaboration agreement subsequently entered into, we and Regeneron will share equally all costs of, and profits from, development and commercialization activities. Reimbursement of our share of costs will be recognized as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive income. In the event that a party exercises its opt-out right, the lead party will be responsible for all costs and expenses incurred in connection with the development and commercialization of the collaboration products under the applicable co-co collaboration agreement, subject to continued sharing of costs through defined points. If a party exercises its opt-out right, following the first commercial sale of the applicable collaboration product under a co-co collaboration agreement, the lead party is required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the opt-out right, subject to customary reductions and a reduction for opt-out transition costs.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We continue to perform work in satisfaction of the remaining unsatisfied performance obligation, the Research Services Obligation. For this performance obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up. We re-evaluate the transaction price as of the end of each reporting period and as of September 30, 2026, the total transaction price was determined to be $100.5 million related to this obligation. As of September 30, 2026, the aggregate amount of the transaction price that was unsatisfied was $20.9 million, which is expected to be recognized through the term of the Regeneron Collaboration based on our input method model as the services are performed.
Net revenues from collaborations recognized under the Regeneron Collaboration consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Research Services Obligation	$7,345	$12,540	$13,176	$39,306
C5 License Obligation	—	—	—	21,370
Regeneron Technology Transfer Obligation	—	—	—	2,431
Other license programs	24,989	10,002	70,514	43,016
Total	$32,334	$22,542	$83,690	$106,123
Revenue recognized for the “Other license programs” relates to twelve separate programs subject to individual agreements with Regeneron.
Deferred revenue is classified as either current or noncurrent in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized. Current deferred revenue was $11.7 million and $4.8 million as of September 30, 2026 and December 31, 2025, respectively, related only to the Research Services Obligation.
We incurred research and development costs related to the Regeneron Collaboration of $9.8 million and $33.0 million during the three and nine months ended September 30, 2026, respectively, and $14.6 million and $46.1 million during the three and nine months ended September 30, 2025, respectively.
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
Inceptive Nucleics, Inc.
In June 2026, we entered into a collaboration agreement with Inceptive Nucleics, Inc., or Inceptive, that is designed to accelerate the discovery of novel RNAi therapeutics by integrating Inceptive’s generative artificial intelligence, or AI, models with our pipeline, which we refer to as the Inceptive Collaboration. Under the terms of the Inceptive Collaboration, we and Inceptive will jointly conduct multiple research programs to develop drug discovery models. The Inceptive Collaboration will be governed by a joint steering committee. The initial research term of the Inceptive Collaboration is three years and may be extended by mutual agreement of the parties. Inceptive granted to us an exclusive, worldwide, perpetual and irrevocable, royalty-free, transferable, sublicensable license, to certain of its intellectual property to exploit compounds and products developed as part of the Inceptive Collaboration. We have the unilateral right to terminate the Inceptive Collaboration at any time, in its entirety or on a research program-by-research program basis, upon 30 days’ advance written notice to Inceptive.
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
The investment in Inceptive’s preferred stock does not have a readily determinable fair value. We recognized the investment at cost and will adjust the carrying value for any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The investment in preferred stock is recorded in other assets on the condensed consolidated balance sheet as of September 30, 2026.
5. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$173,768	$173,768	$—	$—
U.S. treasury securities	34,948	—	34,948	—
Commercial paper	9,265	—	9,265	—
Marketable debt securities:
U.S. treasury securities	847,996	—	847,996	—
Corporate notes	514,295	—	514,295	—
U.S. government-sponsored enterprise securities	451,805	—	451,805	—
Commercial paper	18,819	—	18,819	—
Restricted cash (money market funds)	570	570	—	—
Total financial assets	$2,051,466	$174,338	$1,877,128	$—

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$140,445	$140,445	$—	$—
U.S. treasury securities	18,952	—	18,952	—
U.S. government-sponsored enterprise securities	2,690	—	2,690	—
Commercial paper	1,995	—	1,995	—
Marketable debt securities:
U.S. treasury securities	653,341	—	653,341	—
Corporate notes	333,241	—	333,241	—
U.S. government-sponsored enterprise securities	252,634	—	252,634	—
Commercial paper	7,017	—	7,017	—
Municipal securities	5,001	—	5,001	—
Restricted cash (money market funds)	917	917	—	—
Total financial assets	$1,416,233	$141,362	$1,274,871	$—
During the three and nine months ended September 30, 2026 and 2025, there were no transfers into or out of Level 3 financial assets or liabilities. The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
6. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and, at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three and nine months ended September 30, 2026 or 2025.
The following tables summarize our marketable debt securities:

	As of September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$890,175	$17	$(7,248)	$882,944
Corporate notes	518,707	11	(4,423)	514,295
U.S. government-sponsored enterprise securities	455,852	4	(4,051)	451,805
Commercial paper	28,132	—	(48)	28,084
Total	$1,892,866	$32	$(15,770)	$1,877,128

	As of December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$670,566	$1,736	$(9)	$672,293
Corporate notes	332,104	1,152	(15)	333,241
U.S. government-sponsored enterprise securities	254,829	559	(64)	255,324
Commercial paper	9,012	—	—	9,012
Municipal securities	5,000	1	—	5,001
Total	$1,271,511	$3,448	$(88)	$1,274,871

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of September 30, 2026	As of December 31, 2025
Marketable debt securities	$1,832,915	$1,251,234
Cash and cash equivalents	44,213	23,637
Total	$1,877,128	$1,274,871
7. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of September 30, 2026	As of December 31, 2025
Raw materials	$18,016	$14,184
Work in process	58,798	65,122
Finished goods	40,421	32,338
Total inventory	$117,235	$111,644
As of September 30, 2026 and December 31, 2025, we had $11.3 million and $28.9 million, respectively, of long-term inventory included within other assets in our condensed consolidated balance sheets as we anticipate it being consumed beyond our normal operating cycle.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to the totals of these amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
(In thousands)	2026	2025
Cash and cash equivalents	$1,754,340	$1,490,249
Total restricted cash included in other assets	1,477	2,553
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,755,817	$1,492,802
Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(32,792)	$(3,268)	$3,360	$12,603	$(20,097)
Other comprehensive loss before reclassifications	—	—	(14,214)	(5,733)	(19,947)
Amounts reclassified from accumulated other comprehensive loss	—	267	(4,884)	—	(4,617)
Net other comprehensive income (loss)	—	267	(19,098)	(5,733)	(24,564)
Balance as of September 30, 2026	$(32,792)	$(3,001)	$(15,738)	$6,870	$(44,661)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(32,792)	$(4,249)	$1,544	$979	$(34,518)
Other comprehensive income before reclassifications	—	—	3,001	10,764	13,765
Amounts reclassified from accumulated other comprehensive loss	—	161	(1,183)	—	(1,022)
Net other comprehensive income	—	161	1,818	10,764	12,743
Balance as of September 30, 2025	$(32,792)	$(4,088)	$3,362	$11,743	$(21,775)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as other income (expense), net in the condensed consolidated statements of operations and comprehensive income.
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
If we undergo a fundamental change, which includes certain change of control events or a termination of trading of our common stock, then subject to certain conditions, holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased plus accrued and unpaid special interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such corporate event. The conditions allowing holders of the 2028 Notes to convert were not met during the quarter ended September 30, 2026.
The 2028 Notes were issued at par. As of September 30, 2026 and December 31, 2025, the 2028 Notes were classified as a long-term liability on the condensed consolidated balance sheets and had a carrying value of $651.1 million and $647.2 million, respectively, representing the outstanding principal amount, net of unamortized issuance costs of $10.2 million and $14.0 million, respectively. The issuance costs are amortized to interest expense over the contractual term of the 2028 Notes. As of September 30, 2026 and December 31, 2025, the estimated fair value of the 2028 Notes was approximately $605.9 million and $637.0 million, respectively, which was determined based on the last actively traded price per $100 of the 2028 Notes (Level 2) on the respective dates. As of September 30, 2026 and December 31, 2025, the effective interest rate of the 2028 Notes was 1%.
We used the net proceeds from the issuance of the 2028 Notes to pay the cost of the 2025 Capped Call Transactions, and the remainder of the net proceeds, together with cash on hand, to repurchase $637.8 million aggregate principal amount of the 2027 Notes, as further discussed below.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We will settle any conversions of the 2027 Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of common stock, at our election. The initial conversion rate for the 2027 Notes is 3.4941 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $286.20 per share of common stock, which represents a premium of approximately 35% over the last reported sale price of common stock of $212.00 per share on September 12, 2022. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the 2022 Indenture. The condition allowing holders of the 2027 Notes to convert was not met in the third quarter of 2026, and the 2027 Notes will not be convertible in the fourth quarter of 2026.
We are able to redeem the 2027 Notes after September 20, 2025. We may redeem for cash equal to 100% of the principal amount of the 2027 Notes being redeemed plus accrued and unpaid interest of all or any portion of the 2027 Notes, at our option, on or after September 20, 2025, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. As of September 30, 2026, we have not redeemed any of the 2027 Notes under this option.
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
As of September 30, 2026 and December 31, 2025, we had $362.8 million aggregate principal amount of the 2027 Notes outstanding. As of September 30, 2026 and December 31, 2025, the 2027 Notes had a carrying value of $361.5 million and $360.5 million, respectively, representing outstanding principal amount net of unamortized issuance costs of $1.3 million and $2.3 million, respectively. The issuance costs are amortized to interest expense over the contractual term of the 2027 Notes. The 2027 Notes were classified as a current liability on the condensed consolidated balance sheet as of September 30, 2026 as the maturity date is within 12 months from the balance sheet date. The 2027 Notes were classified as a long-term liability on the condensed consolidated balance sheet as of December 31, 2025. As of September 30, 2026 and December 31, 2025, the estimated fair value of the 2027 Notes was approximately $391.8 million and $534.1 million, respectively, which was determined based on the last actively traded price per $100 of the 2027 Notes (Level 2) on the respective dates. As of September 30, 2026 and December 31, 2025, the effective interest rate of the 2027 Notes was 1%.
2022 Capped Call Transactions
In 2022, in connection with the pricing of the 2027 Notes, we entered into privately negotiated capped call transactions, or 2022 Capped Call Transactions. The 2022 Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that underlie the 2027 Notes. The cap price of the 2022 Capped Call Transactions is initially $424.00 per share, which represents a premium of 100% over the last reported sale price of common stock of $212.00 per share on September 12, 2022, and is subject to certain adjustments under the terms of the 2022 Capped Call Transactions. As of September 30, 2026, the 2022 Capped Call Transactions remained outstanding. Because these transactions are indexed to our own stock and are considered equity classified, they were recorded in stockholders’ equity and are not accounted for as derivatives. The cost incurred to purchase the 2022 Capped Calls was recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheets and the fair value of the capped call instrument is not remeasured each reporting period.

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
Borrowings, if any, will bear interest, at our option, at a base rate plus an applicable margin ranging from 0.50% to 1.50% based upon the total leverage ratio or a term Secured Overnight Financing Rate (or an alternative currency term rate) plus an applicable margin ranging from 1.50% to 2.50% based upon the total leverage ratio. We are required to pay, on a quarterly basis, a commitment fee ranging from 0.20% to 0.35% (depending on our total leverage ratio) of unused available commitments under the Revolving Credit Agreement. We are also obligated to pay the administrative agent fees customary for revolving credit facilities of this size and type.
The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In addition, the Revolving Credit Agreement contains financial covenants that require us to maintain a total leverage ratio less than or equal to 3.75:1.00 and an interest coverage ratio greater than or equal to 3.00:1.00, each tested at the end of each fiscal quarter. As of September 30, 2026, we were in compliance with the financial covenants.
As of September 30, 2026 and December 31, 2025, we had no borrowings and $17.5 million of letters of credit outstanding under the Revolving Credit Agreement.
9. LIABILITIES RELATED TO THE SALE OF FUTURE ROYALTIES AND DEVELOPMENT FUNDING
Development Funding Liabilities
In August 2020, we entered into a co-development agreement, referred to as the Development Funding Agreement, with BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences, pursuant to which Blackstone Life Sciences will provide up to $150.0 million in funding for the clinical development of vutrisiran and zilebesiran, two of our cardiometabolic programs. As of September 30, 2026, Blackstone Life Sciences has provided $70.0 million to fund vutrisiran development costs related to the HELIOS-B Phase 3 clinical trial and $26.0 million to fund Phase 2 clinical trials of zilebesiran. Additionally, Blackstone Life Sciences is obligated to fund $36.0 million for the Phase 3 clinical trial of zilebesiran following development milestones triggered in September 2025 and June 2026, of which $24.0 million has been provided as of September 30, 2026. The amount of funding ultimately provided by Blackstone Life Sciences for the Phase 3 clinical trial of zilebesiran is dependent on us achieving the remaining specified development milestones. As agreed between Blackstone Life Sciences and the Company, we retain sole responsibility for the development and commercialization of both vutrisiran and zilebesiran.
As consideration for Blackstone Life Sciences’ funding for vutrisiran clinical development costs, we agreed to pay Blackstone Life Sciences $175.0 million triggered upon obtaining regulatory approval of vutrisiran for ATTR amyloidosis with cardiomyopathy, or ATTR-CM, and a 1.0% royalty on net sales of vutrisiran for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-CM. In March 2025, we obtained a regulatory approval from the U.S. Food and Drug Administration, or FDA, for vutrisiran for ATTR-CM, triggering the $175.0 million payable to Blackstone Life Sciences in eight equal quarterly payments over two years.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The debt obligations to repay Blackstone Life Sciences for the vutrisiran and zilebesiran funding are accreted from the initial carrying amount to the total payment amount using the effective interest rate method over the life of the Development Funding Agreement. The effective interest rate is determined based on the proceeds received and projections of the amounts and timing of the future cash flows. The accretion is recorded as interest expense in the condensed consolidated statements of operations and comprehensive income. We recognize the proceeds received and the principal portion of payments made to Blackstone Life Sciences as financing activities within the condensed consolidated statements of cash flows. As of September 30, 2026 and December 31, 2025, our estimates of total interest expense resulted in an effective annual interest rate of 47% and 46%, respectively, related to vutrisiran and 31% and 32%, respectively, related to zilebesiran.
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
The following table shows the activity with respect to the vutrisiran development funding liability, in thousands:

Carrying value as of December 31, 2025	$194,153
Interest expense	69,133
Amount paid	(92,908)
Carrying value as of September 30, 2026	$170,378
As of September 30, 2026 and December 31, 2025, we had $76.0 million and $94.5 million, respectively, within liabilities related to the sale of future royalties and development funding and $94.4 million and $99.7 million, respectively, within liabilities related to the sale of future royalties and development funding, net of current portion on our condensed consolidated balance sheets related to the vutrisiran development funding liability.
The following table shows the activity with respect to the zilebesiran development funding liability, in thousands:

Carrying value as of December 31, 2025	$17,047
Interest expense	5,979
Amount paid	(15,844)
Amount received	18,000
Carrying value as of September 30, 2026	$25,182
As of September 30, 2026 and December 31, 2025, we had $6.9 million and $6.8 million, respectively, within liabilities related to the sale of future royalties and development funding and $18.3 million and $10.3 million, respectively, within liabilities related to the sale of future royalties and development funding, net of current portion on our condensed consolidated balance sheets related to the zilebesiran development funding liability.
The fair values of the vutrisiran and zilebesiran development funding liabilities were $479.3 million and $120.1 million, respectively, as of September 30, 2026, and $541.3 million and $116.2 million, respectively, as of December 31, 2025, based on our current estimates of future payments over the life of the arrangements and an estimated market participant weighted average cost of capital, which are considered Level 3 inputs.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Due to our continuing involvement and an obligation to repay Blackstone Royalties, we recorded the proceeds from this transaction as a debt, net of closing costs, on our condensed consolidated balance sheets. The debt obligations to repay the Purchased Interest are accreted from the initial carrying amount to the total payment amount using the effective interest rate method over the life of the Purchase Agreement. The effective interest rate is determined based on the proceeds received and projections of the amounts and timing of the future cash flows. The accretion is recorded as interest expense in the condensed consolidated statements of operations and comprehensive income. As of September 30, 2026 and December 31, 2025, our estimate of this total interest expense resulted in an effective annual interest rate of 15% and 10%, respectively. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods. We account for any royalties and commercial milestones due to us under the MDCO License Agreement as revenue on our condensed consolidated statements of operations and comprehensive income.
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
As of September 30, 2026 and December 31, 2025, the carrying value of the liability was $1.54 billion and $1.48 billion, net of closing costs of $7.7 million and $8.3 million, respectively. As of September 30, 2026 and December 31, 2025, the fair value of the liability was $2.03 billion and $1.61 billion, respectively, based on our current estimates of future payments over the life of the arrangements and an estimated market participant weighted average cost of capital, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability, in thousands:

Carrying value as of December 31, 2025	$1,479,209
Interest expense	151,534
Payments	(91,438)
Carrying value as of September 30, 2026	$1,539,305
As of September 30, 2026 and December 31, 2025, we had $189.2 million and $118.8 million, respectively, within liabilities related to the sale of future royalties and development funding and $1.35 billion and $1.36 billion, respectively, within liabilities related to the sale of future royalties and development funding, net of current portion related to the Purchased Interest.
10. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense included in operating costs and expenses on our condensed consolidated statements of operations and comprehensive income, and stock-based compensation charges included in additional paid-in capital on our condensed consolidated statements of stockholders' equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Research and development	$32,861	$48,725	$98,867	$122,075
Selling, general and administrative	46,257	59,486	137,030	154,528
Total stock-based compensation expense	79,118	108,211	235,897	276,603
Capitalized stock-based compensation costs	1,104	1,128	3,314	3,383
Total stock-based compensation charges	$80,222	$109,339	$239,211	$279,986

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income, as reported	$2,167,335	$292,683	$2,537,820	$202,204
Adjustment for the elimination of interest expense on the convertible debt	2,067	1,608	7,091	—
Net income, for use in diluted income per share	$2,169,402	$294,291	$2,544,911	$202,204

Weighted-average common shares — basic	133,828	131,447	133,444	130,590
Effect of dilutive securities:
Convertible debt	2,255	1,583	2,255	—
Options to purchase common stock, inclusive of performance-based stock options	1,305	2,454	1,605	2,245
Restricted stock units, inclusive of performance-based restricted stock units	650	1,847	877	1,304
Employee stock purchase program	2	17	3	7
Weighted-average common shares — diluted	138,040	137,348	138,184	134,146

Net income per common share — basic	$16.19	$2.23	$19.02	$1.55
Net income per common share — diluted	$15.72	$2.14	$18.42	$1.51
The following table sets forth the potential weighted-average common shares excluded from the calculation of diluted net income (loss) per common share because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Options to purchase common stock, inclusive of performance-based stock options	424	—	298	157
Unvested restricted stock units, inclusive of performance-based restricted stock units	933	3	581	7
Convertible debt	—	1,788	—	3,491
Total	1,357	1,791	879	3,655
The effect of the 2022 Capped Call Transactions and 2025 Capped Call Transactions was also excluded from the calculation of diluted net income (loss) per share because exercise of these transactions would potentially reduce the number of shares of the Company’s common stock outstanding and, therefore, would be anti-dilutive. In each of the three and nine months ended September 30, 2026, we excluded 8.5 million shares and in the three and nine months ended September 30, 2025, we excluded 5.8 million shares and 5.4 million shares, respectively, related to these transactions.
12. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026, our commitments over the next five years to make fixed and noncancellable payments under existing license agreements were not material.
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
If we determine that it is probable that future expenditures will be made for a particular matter and such expenditures can be reasonably estimated, we accrue a loss contingency based on our best estimate of the probable range of loss. We accrue the minimum amount within the probable range of loss if no amount within the range is more likely than another. If we determine that future expenditures are not probable, or probable but not reasonably estimated, we do not accrue a loss contingency. If we determine that a material loss is reasonably possible and the range of loss can be estimated, we disclose the possible range of loss. On a quarterly basis, we evaluate developments with these claims and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of September 30, 2026 or December 31, 2025.
Patent Litigation
On December 12, 2024, The Board of Regents of the University of Texas System filed a lawsuit in the U.S. District Court for the Western District of Texas, or the Texas District Court, alleging that we infringe U.S. Patent No. 8,895,717 by making, using and commercializing ONPATTRO in the U.S. On December 15, 2025, the Texas District Court denied our motion to dismiss and granted our motion to transfer and ordered the case transferred to the U.S. District Court for the District of Massachusetts. The case is now proceeding in the District of Massachusetts. Trial is scheduled for August 2027.
On March 13, 2026, we and our collaborators, Novartis Pharmaceuticals Corp., Novartis Technology LLC, and The Medicines Company, filed a patent infringement lawsuit against Cipla USA Inc. and Cipla Ltd, or collectively Cipla, in the U.S. District Court for the District of Delaware based on Cipla’s abbreviated new drug application seeking approval from the FDA to market a generic version of Leqvio (inclisiran).
On September 16, 2026, we filed a patent infringement lawsuit against Cipla in the U.S. District Court for the District of Delaware based on Cipla’s abbreviated new drug application seeking approval from the FDA to market a generic version of AMVUTTRA (vutrisiran).
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have reviewed the estimated aggregate fair value of our potential liabilities under all such indemnification provisions and have not recorded any related liability as of September 30, 2026 or December 31, 2025.
13. SEGMENT INFORMATION
We operate in a single segment dedicated to the discovery, development, manufacturing and commercialization of RNAi therapeutics. Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. Our Chief Executive Officer, or CEO, as the chief operating decision maker evaluates performance and decides how to allocate resources based on consolidated net income (loss) that is reported on the condensed consolidated statements of operations and comprehensive income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Please refer to the condensed consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and selling, general and administrative expenses are significant segment expenses regularly provided to the CEO with the following categories:
Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Clinical research and outside services	$239,525	$170,756	$683,008	$438,791
Compensation and related	121,722	146,089	371,410	388,726
Occupancy and all other costs(1)	47,291	41,969	132,120	120,040
Total research and development expense	$408,538	$358,814	$1,186,538	$947,557
Selling, General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Compensation and related	$167,544	$188,669	$497,240	$511,339
Consulting and professional services	118,917	88,738	344,815	236,062
Occupancy and all other costs(1)	55,539	44,669	170,418	137,938
Total selling, general and administrative expense	$342,000	$322,076	$1,012,473	$885,339
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. INCOME TAXES

We recorded an income tax benefit of $1.87 billion and $1.84 billion for the three and nine months ended September 30, 2026, respectively, compared with an income tax benefit of $12.1 million for the three months ended September 30, 2025 and income tax expense of $34.7 million for the nine months ended September 30, 2025. The 2026 income tax benefit was primarily attributable to the release of valuation allowances on certain U.S. federal and state deferred tax assets in the three months ended September 30, 2026.

We evaluate the realizability of our deferred tax assets quarterly, considering the relative weight of positive and negative evidence in each relevant tax jurisdiction. During the three months ended September 30, 2026, we concluded, based on sustained profitability and our expectations for future taxable income, that it was more likely than not that certain U.S. federal and state deferred tax assets would be realized. Accordingly, we released $1.95 billion of valuation allowance related to deferred tax assets from prior years and recognized the release as a discrete income tax benefit during the three months ended September 30, 2026. The income tax effects of changes in valuation allowances relating to current-year estimated ordinary income were reflected in the estimated annual effective tax rate, as applicable. We continue to maintain valuation allowances on certain net operating loss carryforwards and tax credit deferred tax assets for which realization is not considered more likely than not, including state research and development tax credits. The valuation allowance on state research and development tax credits reflects our expectation that future credit generation will exceed the amount expected to be utilized under applicable state tax rules. We will continue to reassess the realizability of our deferred tax assets each quarter.

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
AMVUTTRA is approved in the United States, or U.S., for the treatment of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, with polyneuropathy in adults, in the European Union, or EU, and the United Kingdom, or UK, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries. In March 2025, the United States Food and Drug Administration, or the FDA, approved our supplemental New Drug Application, or sNDA, for AMVUTTRA for the treatment of the cardiomyopathy of wild-type or hereditary transthyretin-mediated amyloidosis in adults to reduce cardiovascular mortality, cardiovascular hospitalizations and urgent heart failure visits. AMVUTTRA is also approved for the treatment of ATTR amyloidosis with cardiomyopathy, or ATTR-CM, in the major markets in the EU, the UK, and in multiple additional countries. Regulatory reviews continue in other territories.
ONPATTRO is approved in the U.S. for the treatment of the polyneuropathy of hATTR amyloidosis in adults and is also approved in the EU for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of TTR-type familial amyloidosis with polyneuropathy, and in multiple additional countries. In February 2025, ONPATTRO received regulatory approval from the Brazilian Health Regulatory Agency for the treatment of ATTR amyloidosis with cardiomyopathy.
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
Leqvio (inclisiran) is being developed and commercialized by our collaborator Novartis AG, or Novartis, and has received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and exercise to reduce low-density lipoprotein cholesterol, or LDL-C, in adults with hypercholesterolemia, adults and pediatric patients aged 12 years and older with heterozygous familial hypercholesterolemia, or HeFH, and pediatric patients aged 12 years and older with homozygous familial hypercholesterolemia. Leqvio has also been approved in China and Japan, and as of the end of September 2026, Leqvio is registered in 109 countries worldwide and is commercially available in 89 countries.

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
In addition to our marketed products, we have multiple potential drivers of future growth, including additional transformative medicines currently in development for TTR and other rare and prevalent diseases. We are advancing nucresiran, our next-generation investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis. In November 2024, we announced positive results from the ongoing Phase 1 clinical trial of nucresiran in healthy volunteers. These results demonstrated that twice annual dosing of 300 mg of nucresiran resulted in mean reductions of serum TTR of greater than 90% from baseline at day 15 that were maintained over six months. In September 2025, we initiated the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR amyloidosis with polyneuropathy, or hATTR-PN, and in June 2025, we initiated the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR-CM. In April 2026, we announced that, due to enrollment in TRITON-CM proceeding faster than anticipated, we exercised a pre-specified protocol option to expand target enrollment by approximately 500 patients, or from 1,250 to approximately 1,750 patients in total. In October 2026, we announced a decision to further expand target enrollment in TRITON-CM from 1,750 to approximately 2,250 patients. We continue to expect to launch nucresiran in ATTR-CM by 2030, assuming positive data and regulatory approval.
We are developing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen, for the treatment of hypertension. In 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc., or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development and commercialization of zilebesiran. In August 2025, we reported that our KARDIA-3 Phase 2 clinical trial, which was designed to evaluate the efficacy and safety of zilebesiran as an add-on therapy in adult patients with high cardiovascular risk and uncontrolled hypertension despite treatment with two to four standard of care antihypertensive medications, met the objective of informing the design, patient population, and dose for a global Phase 3 cardiovascular outcomes trial. In September 2025, we initiated a Phase 3 cardiovascular outcomes clinical trial, ZENITH (ZilebEsiraN CardIovascular OuTcome Study in Hypertension), which is designed to evaluate the potential of zilebesiran to reduce the risk of major adverse cardiovascular events in patients with uncontrolled hypertension on two or more antihypertensives, one being a diuretic.
We are developing ALN-6400, a GalNAc-conjugated RNAi therapeutic that targets plasminogen, or PLG, for the treatment of a wide range of bleeding disorders. In preclinical studies, ALN-6400 demonstrated a greater than 90% reduction in circulating PLG in non-human primates with no evidence of increased risk of thrombosis. In early 2025, we shared data from the first cohort of participants in a Phase 1 clinical trial in healthy volunteers, demonstrating favorable impact on an ex-vivo hemostasis assay. In late 2025, we initiated a Phase 2 clinical trial of ALN-6400 in patients with Hereditary Hemorrhagic Telangiectasia, or HHT, and we plan to share additional data from the Phase 1 clinical trial in the fourth quarter of 2026 and initial results in the Phase 2 clinical trial in HHT in the first quarter of 2027. We also initiated a Phase 2 clinical trial of ALN-6400 in patients with von Willebrand disease in the first half of 2026.
We are advancing brezosiran (formerly ALN-HTT02), an investigational, intrathecally administered RNAi therapeutic targeting huntingtin, or HTT, that is in development in collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, for the treatment of Huntington’s disease, or HD. Brezosiran is designed to target a conserved sequence in exon 1 of the HTT messenger RNA, thereby reducing the expression of all isoforms of HTT protein, including the shorter HTT1a isoform encoded by the first exon of the gene. In 2024 and 2025, we presented nonclinical data supporting the tolerability of deep and sustained HTT-lowering in wild-type nonhuman primates after single and repeated intrathecal administration of brezosiran. In October 2025, we initiated a Phase 1b clinical trial of brezosiran in adult patients with HD and in October 2026 reported positive initial clinical trial results and announced that we plan to initiate a placebo-controlled pivotal study in 2027, pending regulatory alignment, to evaluate the ability of brezosiran to slow disease progression in adults living with HD.
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
We achieved profitability for the first time in 2025. Nevertheless, we have incurred significant losses since inception, and as of September 30, 2026, we had an accumulated deficit of $4.16 billion. Historically, we generated losses primarily from costs associated with research and development activities; acquiring, filing and protecting our intellectual property rights; and selling, general and administrative activities. With the achievement of profitability in 2025, going forward we expect to be able to fund our operations primarily from product revenues, which we expect will be supplemented by collaboration revenue and royalty revenue from products commercialized by our collaborators.
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
As of September 30, 2026, we generate worldwide product revenues from our four commercialized products, AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S. and Europe. Collaboration and royalty revenues, in particular from our collaborations with Roche, Regeneron and Novartis, have also represented a meaningful portion of our total revenues in recent years. We expect our sources of potential funding for the next several years to be derived primarily from sales of our commercialized products, with contributions from our existing collaborations, including royalties on sales of Leqvio by Novartis and on sales of Qfitlia by Sanofi, and any new strategic collaborations that we may enter in the future. However, we and our collaborators may not be able to successfully market and sell our existing commercialized products or any approved products in the future. Moreover, our ongoing development and regulatory efforts may not be successful, and we and our collaborators may not be able to commence sales of any other products in the future. We anticipate that our operating results will continue to fluctuate for the foreseeable future, and therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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
In connection with the issuance of the 2028 Notes, we paid $35.3 million, including expenses to enter into privately negotiated capped call transactions with certain initial purchasers of the 2028 Notes or their respective affiliates and certain other financial institutions, or capped call transactions. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price per share of our Common Stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the 2028 Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the 2028 Notes. The initial cap price of the capped call transactions is approximately $837.61 per share, and is subject to certain adjustments under the terms of the capped call transactions.
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
At our option, and subject to certain conditions, borrowings bear interest at a base rate, a term Secured Overnight Financing Rate, or SOFR, rate or an alternative currency term rate, plus, in each case, an applicable margin based upon our Total Leverage Ratio (as defined in the Revolving Credit Agreement). For borrowings that bear interest at a term SOFR rate, the applicable margin is a per annum amount equal to an amount between 1.50% and 2.50% (depending on our Total Leverage Ratio). Interest is payable quarterly in arrears with respect to borrowings bearing interest at the base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at a term SOFR rate or an alternative currency term rate. We are also required to pay on a quarterly basis a commitment fee in a per annum amount equal to an amount between 0.20% and 0.35% (depending on our Total Leverage Ratio) of unused available commitments under the Revolving Credit Facility. We are also obligated to pay the Agent fees customary for revolving credit facilities of this size and type.
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

The table below represents our commercial products and late- and early-stage development programs as of October 29, 2026.

PRODUCT	DISEASE		PIPELINE (PHASE 1 / PHASE 2 / PHASE 3 / COMMERCIAL)
TTR			
ONPATTRO® (patisiran)	hATTR Amyloidosis with Polyneuropathy	✓	Commercial
AMVUTTRA® (vutrisiran)	ATTR Amyloidosis with Cardiomyopathy and hATTR Amyloidosis with Polyneuropathy	✓	Commercial
Nucresiran	ATTR Amyloidosis with Cardiomyopathy	✓	Phase 3
Nucresiran	hATTR Amyloidosis with Polyneuropathy	✓	Phase 3
CARDIOVASCULAR			
Leqvio® (inclisiran)	Hypercholesterolemia[1]		Commercial
Zilebesiran	Hypertension[2]	✓	Phase 3
Zilebesiran REVERSIR	Hypertension[2]	✓	Phase 2
METABOLIC			
ALN-4324 (GRB14)	Type 2 Diabetes Mellitus	✓	Phase 2
Rapirosiran (ALN-HSD)	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]		Phase 2
ALN-PNP	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]		Phase 2
ALN-CIDEB	Metabolic Dysfunction-Associated Steatohepatitis (MASH)[1]		Phase 2
ALN-ANG3	Diabetic Kidney Disease[1]		Phase 2
ALN-2232 (ACVR1C)	Obesity & Weight Management	✓	Phase 1
ALN-6222 (INHBE)	Obesity & Weight Management	✓	Phase 1
ALN-APOC3	Dyslipidemia[1]		Phase 1
NEUROLOGIC			
Cemdisiran (+/- Pozelimab)	Myasthenia Gravis[1]		Phase 3
Mivelsiran (ALN-APP)	Cerebral Amyloid Angiopathy (CAA)	✓	Phase 2
Mivelsiran (ALN-APP)	Alzheimer's Disease	✓	Phase 2
ALN-SOD	SOD1 Amyotrophic Lateral Sclerosis (ALS)[3]	✓	Phase 2
Brezosiran (ALN-HTT02)	Huntington's Disease[4]	✓	Phase 1
ALN-5288 (MAPT)	Alzheimer's Disease[4]	✓	Phase 1
ALN-SNCA	Parkinson's Disease[1]		Phase 1
HEMATOLOGY			
Qfitlia™ (fitusiran)	Hemophilia A or B[1]		Commercial
Cemdisiran (+ Pozelimab)	Paroxysmal Nocturnal Hemoglobinuria[1]		Phase 3
ALN-6400 (PLG)	Hereditary Hemorrhagic Telangiectasia	✓	Phase 2
ALN-6400 (PLG)	Von Willebrand Disease	✓	Phase 2
AG-236 (ALN-TMP)	Polycythemia Vera[1]		Phase 1
ALN-CFB	Paroxysmal Nocturnal Hemoglobinuria[1]		Phase 1
OTHER			
GIVLAARI® (givosiran)	Acute Hepatic Porphyria (AHP)	✓	Commercial
OXLUMO® (lumasiran)	Primary Hyperoxaluria Type 1 (PH1)	✓	Commercial
Cemdisiran (+/- Pozelimab)	Geographic Atrophy[1]		Phase 3
Elebsiran (+Tobevibart)	Hepatitis D Virus Infection[1]		Phase 3
ALN-BCAT	Hepatocellular Carcinoma	✓	Phase 1
ALN-4285	Healthy Volunteers	✓	Phase 1
ALN-4915	Healthy Volunteers	✓	Phase 1
ALN-F1202	Healthy Volunteers[1]		Phase 1

1 Out-licensed with milestones and/or royalties
2 Partnered, Alnylam-led development with US profit split and milestones/royalties ex-US
3 Partner-led with profit split
4 Partnered, Alnylam-led with profit split
✓ Alnylam-owned, -led or -co-developed

During the third quarter of 2026 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: AMVUTTRA & ONPATTRO
•We achieved global net product revenues for AMVUTTRA and ONPATTRO for the third quarter of 2026 of $1.13 billion and $19.6 million, respectively.

Total Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the third quarter of 2026 of $89.5 million and $52.5 million, respectively.
Late-Stage Clinical Development
•We announced an update to the TRITON-CM Phase 3 study of nucresiran, an investigational next-generation RNAi therapeutic, in patients with ATTR-CM, expanding target enrollment from 1,750 to approximately 2,250 patients; we still expect to launch nucresiran, assuming positive data and regulatory approval, in ATTR-CM by 2030.
•Advanced mivelsiran, an investigational RNAi therapeutic targeting APP for the treatment of CAA, and AD:
◦Completed enrollment in the cAPPricorn-1 Phase 2 clinical trial in patients with CAA; and
◦Initiated a Phase 2 clinical trial in patients with Down syndrome-associated AD.
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate or obtain approval or the desired labeling for the product candidate from regulatory authorities. The success of AMVUTTRA, ONPATTRO, GIVLAARI, OXLUMO or any other product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products in a timely manner or successfully launch, market and sell any of our commercially approved products, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our research and development programs within the planned timeline, or at all, and the potential consequences of failing to do so, is set forth in Part II, Item 1A below under the heading “Risk Factors.”
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
In May 2024, Regeneron notified us of its decision to opt out of the further co-development of mivelsiran, an investigational RNAi therapeutic in development for the treatment of CAA and AD under our co-co collaboration agreement with respect to mivelsiran. As a result of Regeneron’s opt-out, we now have full global development and commercialization rights to mivelsiran in all indications, and we are responsible for all development and commercialization costs of mivelsiran other than Regeneron’s share of the then-current Phase 1 budget. Regeneron will no longer share potential future profits from sales of mivelsiran with us, although we remain subject to certain financial obligations to Regeneron under the mivelsiran co-co collaboration agreement. We continue to advance multiple other programs with Regeneron.
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

Critical Accounting Policies and Estimates
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the SEC on February 12, 2026. During the third quarter of 2026, we released valuation allowances on certain U.S. federal and state deferred tax assets. The determination of the timing and amount of the valuation allowance release required significant judgment, as discussed below. There have been no other significant changes to our critical accounting policies or estimates since the beginning of this fiscal year.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to be recovered or settled. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets quarterly, considering the relative weight of positive and negative evidence in each relevant tax jurisdiction. Significant judgment is required in making these assessments to maintain or reverse our valuation allowances including the impact and weighing of available positive and negative evidence. To the extent our future expectations change we would have to assess the recoverability of these deferred tax assets at that time.
We continue to maintain valuation allowances on certain net operating loss carryforwards and tax credit deferred tax assets for which realization is not considered more likely than not, including state research and development tax credits.
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total revenues	$1,458,086	$1,249,026	$209,060	17%	$3,916,209	$2,616,904	$1,299,305	50%
Total operating costs and expenses	$1,112,288	$881,044	$231,244	26%	$3,070,334	$2,247,044	$823,290	37%
Income from operations	$345,798	$367,982	$(22,184)	(6)%	$845,875	$369,860	$476,015	129%
Total other expense, net	$(49,988)	$(87,414)	$37,426	(43)%	$(150,606)	$(132,969)	$(17,637)	13%
Benefit from (provision for) income taxes	$1,871,525	$12,115	$1,859,410	*	$1,842,551	$(34,687)	$1,877,238	**
Net income	$2,167,335	$292,683	$1,874,652	*	$2,537,820	$202,204	$2,335,616	*
* Indicates the percentage change period over period is greater than 500%
** Not meaningful
Discussion of Results of Operations
Revenues
Total revenues consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net product revenues	$1,291,946	$851,082	$440,864	52%	$3,500,182	$1,991,832	$1,508,350	76%
Net revenues from collaborations	71,476	351,742	(280,266)	(80)%	200,716	512,423	(311,707)	(61)%
Royalty revenue	94,664	46,202	48,462	105%	215,311	112,649	102,662	91%
Total revenues	$1,458,086	$1,249,026	$209,060	17%	$3,916,209	$2,616,904	$1,299,305	50%

Net Product Revenues
Net product revenues, classified based on the geographic region in which the product is sold and by franchise (“TTR,” which includes AMVUTTRA and ONPATTRO, and “Rare,” which includes GIVLAARI and OXLUMO), consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
AMVUTTRA
United States	$908,596	$530,347	$378,249	71%	$2,420,229	$1,089,657	$1,330,572	122%
Europe	130,718	111,944	18,774	17%	363,041	284,900	78,141	27%
Rest of World	91,049	43,012	48,037	112%	248,786	112,691	136,095	121%
Total	1,130,363	685,303	445,060	65%	3,032,056	1,487,248	1,544,808	104%

ONPATTRO
United States	9,705	12,480	(2,775)	(22)%	29,734	50,105	(20,371)	(41)%
Europe	4,762	19,678	(14,916)	(76)%	17,835	67,465	(49,630)	(74)%
Rest of World	5,129	6,917	(1,788)	(26)%	10,969	23,532	(12,563)	(53)%
Total	19,596	39,075	(19,479)	(50)%	58,538	141,102	(82,564)	(59)%

Total TTR	1,149,959	724,378	425,581	59%	3,090,594	1,628,350	1,462,244	90%

GIVLAARI
United States	57,459	50,426	7,033	14%	164,550	149,371	15,179	10%
Europe	20,872	18,706	2,166	12%	65,485	58,216	7,269	12%
Rest of World	11,156	4,742	6,414	135%	23,610	14,104	9,506	67%
Total	89,487	73,874	15,613	21%	253,645	221,691	31,954	14%

OXLUMO
United States	18,429	20,727	(2,298)	(11)%	53,939	50,855	3,084	6%
Europe	23,213	22,346	867	4%	70,281	65,259	5,022	8%
Rest of World	10,858	9,757	1,101	11%	31,723	25,677	6,046	24%
Total	52,500	52,830	(330)	(1)%	155,943	141,791	14,152	10%

Total Rare	141,987	126,704	15,283	12%	409,588	363,482	46,106	13%

Total net product revenues	$1,291,946	$851,082	$440,864	52%	$3,500,182	$1,991,832	$1,508,350	76%
Net product revenues increased during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily due to growth from AMVUTTRA revenues driven by increased patient demand, mainly in patients with ATTR-CM in the U.S., and growth from an increased number of patients on GIVLAARI and OXLUMO, which was partially offset by a decreased number of patients on ONPATTRO.

Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations and royalty revenue consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Roche	$39,107	$326,604	$(287,497)	(88)%	$116,636	$361,927	$(245,291)	(68)%
Regeneron Pharmaceuticals	32,334	22,542	9,792	43%	83,690	106,123	(22,433)	(21)%
Other	35	2,596	(2,561)	(99)%	390	44,373	(43,983)	(99)%
Total net revenues from collaborations	$71,476	$351,742	$(280,266)	(80)%	$200,716	$512,423	$(311,707)	(61)%

Royalty revenue	$94,664	$46,202	$48,462	105%	$215,311	$112,649	$102,662	91%
Net revenues from collaborations decreased during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily due to the recognition of $300.0 million of milestone revenue under our collaboration with Roche in September 2025 associated with the dosing of the first patient in the ZENITH Phase 3 clinical trial of zilebesiran, partially offset by increased revenue under the Roche collaboration during 2026, due to higher reimbursable development activities related to the same clinical trial. Additionally, the decrease during the nine months ended September 30, 2026 was also due to the recognition of a $30.0 million payment in connection with the amendment to our agreement with Vir Biotechnology, Inc. in March 2025 and the wind down of the Initial Research Term under the Regeneron Collaboration.
Royalty revenue increased during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily due to increased volume and rate of royalties earned from global net sales of Leqvio by Novartis.
Net revenues from collaborations in any period are dependent on a variety of factors, including the level of work reimbursed by collaborators and achievement of milestones under our collaboration agreements. We expect royalty revenue will increase during 2026, as compared to 2025, primarily as a result of increased sales of Leqvio.
Operating Costs and Expenses
Operating costs and expenses consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of goods sold	$361,750	$197,231	$164,519	83%	$867,531	$409,443	$458,088	112%
Cost of goods sold as a percentage of net product revenues	28.0%	23.2%			24.8%	20.6%
Cost of collaborations and royalties	—	2,923	(2,923)	(100)%	3,792	4,705	(913)	(19)%
Research and development	408,538	358,814	49,724	14%	1,186,538	947,557	238,981	25%
Selling, general and administrative	342,000	322,076	19,924	6%	1,012,473	885,339	127,134	14%
Total	$1,112,288	$881,044	$231,244	26%	$3,070,334	$2,247,044	$823,290	37%
Cost of Goods Sold
Cost of goods sold as a percentage of net product revenues increased to 28.0% and 24.8% during the three and nine months ended September 30, 2026, respectively, as compared to 23.2% and 20.6% during the same periods in 2025, primarily as a result of increased sales of AMVUTTRA and an associated increase in the blended royalty rate payable on net sales of AMVUTTRA.
We expect our cost of goods sold, including cost of goods sold as a percentage of net product revenues, will increase during 2026, as compared to 2025, primarily as a result of an expected increase in sales of AMVUTTRA and an associated increase in the blended royalty rate payable on net sales of AMVUTTRA.
Cost of Collaborations and Royalties
Cost of collaborations and royalties was not significant during the three and nine months ended September 30, 2026 and 2025.

We do not expect the cost of collaborations and royalties to be significant in 2026, primarily as a result of our collaborators having transitioned to producing GalNAc material independently.
Research and Development
Research and development expenses consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Clinical research and outside services	$239,525	$170,756	$68,769	40%	$683,008	$438,791	$244,217	56%
Compensation and related	88,861	97,364	(8,503)	(9)%	272,543	266,651	5,892	2%
Occupancy and all other costs(1)	47,291	41,969	5,322	13%	132,120	120,040	12,080	10%
Stock-based compensation	32,861	48,725	(15,864)	(33)%	98,867	122,075	(23,208)	(19)%
Total research and development	$408,538	$358,814	$49,724	14%	$1,186,538	$947,557	$238,981	25%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Research and development expenses for the three and nine months ended September 30, 2026 increased as compared to the same periods in 2025, primarily due to increased clinical trial expenses for the ZENITH Phase 3 clinical trial of zilebesiran in patients with uncontrolled hypertension, the TRITON-CM Phase 3 clinical trial of nucresiran in patients with ATTR-CM, and the TRITON-PN Phase 3 clinical trial of nucresiran in patients with hATTR-PN, along with increased spend on various preclinical programs.
These increases were partially offset by:
•decreased expenses within other clinical programs, in particular for the KARDIA-1, KARDIA-2 and KARDIA-3 Phase 2 clinical trials of zilebesiran due to the wind-down of clinical activities; and
•decreased stock-based compensation expense.
Selling, General and Administrative
Selling, general and administrative expenses consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Compensation and related	$121,287	$129,183	$(7,896)	(6)%	$360,210	$356,811	$3,399	1%
Consulting and professional services	118,917	88,738	30,179	34%	344,815	236,062	108,753	46%
Occupancy and all other costs(1)	55,539	44,669	10,870	24%	170,418	137,938	32,480	24%
Stock-based compensation	46,257	59,486	(13,229)	(22)%	137,030	154,528	(17,498)	(11)%
Total selling, general and administrative	$342,000	$322,076	$19,924	6%	$1,012,473	$885,339	$127,134	14%
(1) Occupancy and all other costs includes facilities, information technology, depreciation and certain departmental expenses.
Selling, general and administrative expenses for the three and nine months ended September 30, 2026 increased as compared to the same periods in 2025, primarily due to the following:
•increased sales and marketing investments associated with the ongoing global commercial launch of AMVUTTRA in ATTR-CM; and
•increased occupancy and all other costs, primarily related to scaling our IT systems and infrastructure to support long-term growth.
These increases were partially offset by decreased stock-based compensation expense.
We expect that research and development expenses combined with selling, general and administrative expenses will increase during 2026 as compared to 2025, as we prepare for future commercial product launches, including the continued global commercial launch of AMVUTTRA for the treatment of ATTR-CM, advance our product candidates, including collaborated programs, into later-stage development, advance and develop our platform and preclinical pipeline, and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses based on our determination regarding the probability of vesting or assessed level of achievement for performance-based awards.

Other (Expense) Income
Other (expense) income consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$(84,372)	$(67,462)	$(16,910)	25%	$(235,709)	$(187,227)	$(48,482)	26%
Interest income	30,941	28,681	2,260	8%	85,682	84,840	842	1%
Loss related to convertible debt	—	(39,146)	39,146	(100)%	—	(39,146)	39,146	(100)%
Other income (expense), net	3,443	(9,487)	12,930	*	(579)	8,564	(9,143)	(107)%
Total other expense, net	$(49,988)	$(87,414)	$37,426	(43)%	$(150,606)	$(132,969)	$(17,637)	13%
* Not meaningful
Total other expense, net decreased during the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to the loss related to convertible debt recognized in the prior period and an increase in net realized and unrealized foreign currency transaction gains. This decrease was partially offset by increased interest expense associated with the liabilities related to the sale of future royalties and development funding.
Total other expense, net increased during the nine months ended September 30, 2026, as compared to the same period in 2025, due to increased interest expense associated with the liabilities related to the sale of future royalties and development funding and decreased net realized and unrealized foreign currency transaction gains. This increase was partially offset by the loss related to convertible debt recognized in the prior period.
Benefit from Income Taxes
The benefit from (provision for) income taxes was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Benefit from (provision for) income taxes	$1,871,525	$12,115	$1,859,410	*	$1,842,551	$(34,687)	$1,877,238	**
* Indicates the percentage change period over period is greater than 500%
** Not meaningful
The benefit from income taxes for the three and nine months ended September 30, 2026 was primarily attributable to the release of valuation allowances on certain U.S. federal and state deferred tax assets during the three months ended September 30, 2026. We continue to maintain valuation allowances on certain net operating loss carryforwards and tax credit deferred tax assets for which realization is not considered more likely than not, including state research and development tax credits. Changes in our assessment of the realizability of these deferred tax assets could result in changes to our valuation allowances and income tax expense or benefit in future periods.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$738,213	$306,350
Investing activities	$(700,737)	$473,495
Financing activities	$70,302	$(296,332)
Operating activities
Net cash provided by operating activities increased during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to stronger cash receipts from increased product sales, partially offset by increased research and development and selling, general and administrative expenses.

Investing activities
Net cash used in investing activities during the nine months ended September 30, 2026 was primarily attributed to the timing of sales, maturities, and purchases of our marketable securities, as well as purchases of property, plant and equipment. Net cash provided by investing activities during the nine months ended September 30, 2025 was primarily attributed to the timing of sales, maturities, and purchases of our marketable securities.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2026 was primarily attributed to the proceeds from exercise of employee stock options, as well as the proceeds from the liabilities related to the sale of future royalties and development funding. Net cash used in financing activities during the nine months ended September 30, 2025 was primarily attributed to the repayment of 2027 Notes during September 2025, partially offset by the proceeds from exercise of employee stock options.
Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of September 30, 2026, have six marketed products, including two products commercialized by collaborators. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we may incur additional operating losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the continued build-out of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property, including our patent portfolio, collaborations and general corporate activities.
In September 2025, we entered into the Revolving Credit Agreement, which provides for a $500.0 million revolving line of credit, including a $150.0 million sublimit for issuance of letters of credit. The Revolving Credit Agreement matures in September 2030, subject to earlier springing maturity under certain circumstances. The Revolving Credit Agreement contains customary affirmative and negative covenants and conditions to borrowing, as well as customary events of default. In addition, the Revolving Credit Agreement contains financial covenants that require us to maintain a total leverage ratio less than or equal to 3.75:1.00 and an interest coverage ratio greater than or equal to 3.00:1.00, each tested at the end of each fiscal quarter. As of September 30, 2026, we had no borrowings and $17.5 million of letters of credit outstanding under the Revolving Credit Agreement. Please refer to Note 8, Convertible Debt and Other Financing, in the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q for further information.
Our expected working and other capital requirements are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2026, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Based on our current operating plan, we believe that our cash, cash equivalents, marketable securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including royalties on sales of Leqvio and Qfitlia, and available borrowing capacity under the Revolving Credit Agreement as of September 30, 2026, will be sufficient to satisfy our near-term capital and operating needs for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there have been no significant changes to the financial market risks described as of December 31, 2025. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2025 and the nine months ended September 30, 2026, a significant portion of our net product revenues was derived from the sale of our TTR products, and in particular AMVUTTRA for the treatment of ATTR-CM following our receipt of regulatory approval from the FDA in March 2025 and in certain jurisdictions outside of the U.S. since that time. We expect that sales of AMVUTTRA will continue to account for a significant portion of our net product revenues in future years. As a result, our business is dependent upon our ability to sustain and grow revenues from sales of AMVUTTRA.
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
We have experienced significant operating losses since our inception. As of September 30, 2026, we had an accumulated deficit of $4.16 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products, including AMVUTTRA in patients with ATTR amyloidosis with cardiomyopathy, in additional countries during the remainder of 2026 and in subsequent years, and have two marketed products being commercialized by our collaborators, we achieved profitability for the first time in fiscal year 2025 and we may not be able to sustain profitability or positive cash flow from operations. For the three and nine months ended September 30, 2026, we recognized $1.29 billion and $3.50 billion, respectively, in net product revenues from sales of AMVUTTRA, ONPATTRO, GIVLAARI and OXLUMO. Although we achieved profitability in 2025, we may incur annual operating losses in future periods and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics and seek to achieve the goals of our Alnylam 2030 strategy.
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
As of September 30, 2026, we had $3.59 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may experience losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our financial condition. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decline. The market risks associated with our investment portfolio may have an adverse effect on our operating results, liquidity and financial condition.
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
We have been expanding our manufacturing capabilities, and to continue to commercialize our approved products, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to continue to develop our internal manufacturing capabilities and/or contract or otherwise arrange for any necessary external manufacturing capabilities. During 2020, we completed construction and qualification of our manufacturing facility in Norton, Massachusetts where we manufacture drug substances for early-stage clinical development and have the potential to manufacture drug substances for late-stage clinical development and commercial use, in the future. In December 2025, we announced a planned expansion of the Norton facility to add capabilities related to our siRELIS™ (siRNA Enzymatic Ligation Synthesis) platform, a next-generation enzymatic ligation manufacturing platform that is designed to substantially increase capacity, significantly reduce production costs, and support future launches across our growing pipeline of potential new medicines.
At the present time, we only have the capacity to manufacture limited quantities of clinical trial drug substance ourselves, and otherwise we continue to rely on third party contract manufacturing organizations, or CMOs, to manufacture additional drug substance, and we rely on third party CMOs for all of our drug product requirements for clinical and commercial use. There are a limited number of CMOs worldwide with the expertise to manufacture our siRNA therapeutic products, and we currently rely on a limited number of CMOs in North America, Europe and Asia to manufacture our products and product candidates. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our needs, and if our CMOs fail to do these things it could delay our clinical trials and potentially put our commercial supply at risk, as well as result in additional expense to us. To fulfill our future requirements, we will likely need to contract with additional CMOs, and such alternative suppliers may be limited, not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner, or at all.
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

The manufacturing processes for our products and any other product candidates that we may develop are subject to FDA and foreign regulatory authority approval processes, and we will need to meet, and will need to contract with CMOs that can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The failure of any CMO to meet required regulatory authority requirements could result in the delayed submission of regulatory applications, or delays in receiving regulatory approval for any of our or our current or future collaborators’ product candidates. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply.
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
The current presidential administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the administration has initiated or is considering imposing tariffs on certain foreign goods. For example, on April 2, 2026, President Trump issued a proclamation to impose a 100% ad valorem tariff under Section 232 of the Trade Expansion Act on imports of patented pharmaceuticals, including pharmaceutical products and associated pharmaceutical ingredients, subject to exemptions and reduced rates in certain circumstances. These tariffs took effect by September 29, 2026. Certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear whether the current administration or foreign governments will or will not take further action with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the U.S. or to sell our products outside the U.S. at competitive prices and/or to affect the U.S. or global economy or certain sectors thereof and, thus, could adversely impact our business. Any unfavorable tariffs may increase our cost of goods sold.
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
We rely on independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted with, and we plan to continue to contract with, certain third parties to provide certain services for our clinical trials, including site selection, enrollment, monitoring, auditing and data management services. These investigators and CROs are not our employees, and we have limited control over the amount of time and resources they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw their time and resources away from our programs. Although we depend heavily on these parties, we control only limited aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with applicable good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and foreign regulatory authorities for our product candidates in clinical development, and to implement timely corrective action to address any non-compliance. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites, including in connection with the review of marketing applications. If we or any of our CROs fail to comply with applicable GCP requirements, or fail to take any such corrective action in a timely manner or at all, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA, EMA, the Japanese Health Authority, or PMDA, or other foreign regulatory authorities may require us to take additional action or perform additional clinical trials before approving our marketing applications. We cannot be certain that upon inspection by a regulatory authority in the future, such regulatory authority will determine that any of our clinical trials comply with GCP requirements.
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
There can be no assurance that our products or product candidates will not cause undesirable side effects. For example, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If any product candidates we develop are associated with unacceptable side effects or deaths, we may need to abandon the development of such product candidates or limit development to certain uses or subpopulations in which the unacceptable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, the occurrence of such adverse events could result in the suspension or termination of clinical trials of a product candidate by us, our collaborators, institutional review boards or ethics committees, or the FDA or a foreign regulatory authority, and may negatively impact the clinical and/or regulatory timelines of the impacted product candidates. For example, our Phase 1 clinical trial of mivelsiran for AD remains on partial clinical hold for certain dosing levels or frequencies in the U.S. due to findings observed in non-clinical chronic toxicology studies. While our clinical development of mivelsiran has not been impacted by the partial clinical hold because of the dose levels at which it applies, it is possible that the partial clinical hold could have an impact if our development plans change or that future partial or full clinical holds on mivelsiran or our other product candidates could impact our ability to advance the clinical development of such product candidate on our expected timelines or at all.
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
Any product candidates we or our collaborators develop are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, advertising, promotion and distribution of drugs. Failure to obtain marketing approval for a product candidate we may develop will prevent us from commercializing the product candidate in a given jurisdiction. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our collaborators are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin commercialization, or that approved products, including AMVUTTRA, will not obtain regulatory approval to be sold for an additional, broader indication than the indication for which it is currently approved. For example, although AMVUTTRA has been approved by the FDA, EC, PMDA, the UK’s Medicines and Healthcare Products Regulatory Agency and certain other regulatory authorities for the treatment of ATTR-CM, regulatory authorities in other jurisdictions have not yet granted approval for this expanded indication. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate is not sufficient to support the approval of an application for regulatory approval. For example, although we reported positive results from the APOLLO-B Phase 3 clinical trial of patisiran in patients with ATTR-CM, in October 2023, the FDA issued a complete response letter in response to our sNDA for patisiran, indicating the sNDA could not be approved in its present form.
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
In addition, the FDA may implement regulatory, policy, or enforcement changes that materially limit our ability and that of our third-party contractors to promote our products to consumers, which could materially impact our business. In September 2025, FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer, or DTC, drug advertising and sent more than 100 warning or untitled letters to companies for allegedly deceptive prescription drug advertising, which represents a dramatic increase in such actions as compared to prior years. FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA’s regulations and enforcement approach is unclear but may impact pharmaceutical marketing efforts across the industry, including ours, which could in turn impact our sales and operations. In connection with these FDA developments, we received an untitled letter in September 2025 from the FDA’s Center for Drug Evaluation and Research asserting that a particular DTC television advertisement for AMVUTTRA was false and misleading. We responded to the untitled letter and subsequently received a close-out letter from the FDA in November 2025. On April 23, 2026, we received an untitled letter from the FDA asserting that certain content on our consumer-facing website for AMVUTTRA is false and misleading. We responded to the untitled letter and subsequently received a close-out letter from the FDA in August 2026.
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
The regulations that govern marketing approvals, coverage, pricing and reimbursement for new drugs vary widely from country to country and are subject to change. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing authorization or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. It is also possible to obtain regulatory approval for a product in a particular country but then be subject to price regulations or price controls that delay the commercial launch of a product and/or negatively impact the revenues from the sale of the product in that country and potentially in other countries due to reference pricing.
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
Under the current presidential administration, there has been significant reform activity focused on drug pricing and reimbursement. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S.; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers announced direct-to-consumer offerings with discounted prices and/or reached agreements with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. President Trump’s Great Healthcare Plan, announced in January 2026, calls for codification of the most-favored nation deals. In April 2026, President Trump issued an Executive Order that establishes tariffs on certain imported patented pharmaceuticals and offers relief from such tariffs to pharmaceutical manufacturers who have entered into agreements with the federal government that commit to most-favored nation pricing and onshoring of research and manufacturing operations. The federal government has launched a website that provides access to pharmaceutical direct-to-consumer discount drug offers and discloses generic drug pricing. Federal agencies are also developing new drug pricing pilot programs, such as the GENEROUS model which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and the Medicare Part B (GLOBE model) pilot model that will provide an alternative to existing inflation-based Medicare rebates, with rebates determined on the basis of international prices for drugs and patients subject to the model. The GLOBE model is expected to begin on January 1, 2027 with the collection of drug pricing data. CMS estimates that only four pharmaceutical manufacturers will be required to participate and we do not anticipate any impact for our products given the GLOBE model as finalized does not apply to medicines indicated only for orphan indications. A similar pilot model for Medicare Part D (GUARD model) was announced in December 2025 but has yet to be finalized.
Healthcare reform initiatives, including changes to Medicare reimbursement policies and to the 340B Drug Pricing Program, may adversely affect the demand for our products and the prices we charge for our products. Congress and federal agencies continue to consider reforms to the 340B Drug Pricing Program and the reimbursement for physician-administered drugs under Medicare Part B. For a discussion of CMS’s proposed changes to Medicare reimbursement for drugs purchased under the 340B Drug Pricing Program, see the risk factor below captioned “Challenges securing and maintaining coverage and adequate reimbursement for AMVUTTRA or our other products may hinder the commercial success of these products.”
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

Obtaining coverage and reimbursement approval from third-party payors is often a time consuming and costly process that requires us to provide supporting scientific, clinical and cost-effectiveness data, including results from pharmacoeconomic studies, to each third-party payor. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S., and coverage and reimbursement for a product can differ significantly from payor to payor. Delays in obtaining coverage delay revenue generation, and payor determinations that we have not provided data sufficient for broad coverage result in more limited coverage than the purposes for which the product is approved by the FDA or foreign regulatory authorities. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that further changes in these rules and regulations are likely.
Cost containment is a primary concern of the healthcare industry and government authorities in the U.S. and elsewhere. Third-party payors increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Third-party payors deny reimbursement for covered products if they determine that a medical product was not used in accordance with third-party payor coverage policies, such as required procedures for cost-effective diagnosis methods, and establish other conditions that must be met before the third-party payor provides coverage for use of AMVUTTRA or one of our other products. For example, insurers often establish “step-edit” systems that require a patient to use a lower price alternative product prior to becoming eligible for reimbursement of a higher price product. Certain Medicare Advantage plans have designated AMVUTTRA as non-preferred and adopted step therapy requirements under which a patient must be treated with an alternative therapy before AMVUTTRA. Additional plans or payors may adopt similar or more restrictive utilization management policies with respect to AMVUTTRA, and existing policies may become more restrictive. These policies can delay or prevent patients from initiating or continuing treatment with AMVUTTRA, result in patients being treated with competing therapies instead of AMVUTTRA, and adversely affect demand for AMVUTTRA and our net product revenues.
Third-party payors also may refuse to reimburse for products deemed to be experimental, or that are prescribed for an unapproved indication. A third-party payor that considers a less expensive therapy a substitute for AMVUTTRA or another one of our products may only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our products, pricing of existing drugs limits the amount charged for our products. Interim payments for new products, if applicable, may not be sufficient to cover our costs and may not be made permanent. When payors deny or revoke coverage for a given product, or establish prices for new or existing marketed products at low levels, our revenues are adversely impacted, and we may fail to realize an appropriate return on our investment in product development. Further, third-party payors limit coverage to specific products on an approved list, or formulary, which does not include all of the FDA-approved products for a particular indication. Our revenue is negatively impacted when AMVUTTRA or our other products are not included on the formularies of third-party payors.
In addition, some third-party payors challenge the prices charged for medical products and may impose price controls or require that we provide them with predetermined discounts. In the U.S., we have entered into value-based agreements, or VBAs, with health insurers, and we are negotiating additional VBAs. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real-world setting comparable to those demonstrated in our clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payors on these agreements is also intended to provide more confidence regarding the value of our products and help accelerate coverage decisions for patients. When the payments we receive for our products, or the reimbursement provided for such products, is inadequate in light of our significant development and other costs, and when reimbursement is denied, our return on investment is adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than more substantial price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers absent a significant value driver.
Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future. Insurers are increasingly adopting programs and policies that limit access to medications and increase out-of-pocket costs for patients. In the U.S., to help patients access and afford our approved products, we have implemented patient support programs to assist them, including patient assistance programs (which provide drugs at no cost to eligible patients) and co-pay coupon programs (which cover all or part of an eligible patient’s self-pay obligation). Changes in payor policies regarding co-pay coupons (such as co-pay accumulator and maximizer programs) and patient assistance programs (such as alternative funding programs) and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these co-pay coupon programs and patient assistance programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business and financial condition.
Net prices for drugs are reduced by mandatory discounts and rebates required by government healthcare programs and private payors and may be reduced by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. In particular, governments in certain markets such as in EU, the U.K., Japan, and China, provide healthcare at low (or zero) direct costs to consumers at the point of care, and thus have significant power as large single payors to regulate prices or impose other cost control mechanisms. In addition, the emphasis on managed care in the U.S. has increased, and we expect will continue to exert downward pressure on pharmaceutical pricing. Coverage policies, third-party reimbursement rates and pharmaceutical pricing regulations may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
The process for determining whether a payor provides coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor pays for the product once coverage is approved. Levels of reimbursement may decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the reimbursement available for and the pricing for AMVUTTRA or our other products, which in turn, could negatively impact the demand for AMVUTTRA or our other products. AMVUTTRA is administered by healthcare professionals and reimbursed predominantly under Medicare Part B. As a result, changes in Medicare Part B payment policy may have a greater effect on our results of operations than such changes would have on products with a different payor or channel mix.
Moreover, a meaningful portion of AMVUTTRA units sold in the U.S. are purchased under the 340B Drug Pricing Program, and changes to that program could have a negative impact on our business, prospects, operating results and financial condition. In its calendar year 2027 Hospital Outpatient Prospective Payment System proposed rule, CMS has proposed to reduce Medicare reimbursement for drugs purchased under the 340B Drug Pricing Program from ASP plus 6% to ASP minus 33.4%. CMS is expected to issue a final rule in late 2026, although the content of any final rule is uncertain. Prior CMS efforts to reduce reimbursement for 340B-acquired drugs were the subject of litigation, and any final rule may be challenged in the courts, making the timing and ultimate effect of any final rule difficult to predict. If the rule is finalized as proposed, or at another reimbursement rate that is below current reimbursement levels, provider reimbursement reductions may affect prescribing patterns, site-of-care decisions, and provider economics. It is possible that a health system could change ordering patterns during the remainder of 2026 in anticipation of, or in response to, reimbursement reductions in a final rule, which could negatively impact our revenue before any final rule goes into effect. Any resulting reduction in utilization of AMVUTTRA or our other products, and discounting that we make available could have a significant negative impact on our business, prospects, operating results and financial condition.
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
•The federal false claims laws, including the federal civil False Claims Act, or FCA, which generally prohibit individuals or entities from knowingly presenting or causing to be presented, claims for payment for goods or services by government-funded programs such as Medicare or Medicaid that are false or fraudulent. The FCA can be enforced by private individuals on behalf of the government through civil whistleblower or “qui tam” actions, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.
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
Efforts to ensure that our activities comply with applicable healthcare laws and regulations involve substantial costs. We remain focused on enhancing our global compliance infrastructure as we prepare for the launch of our products in additional countries, assuming regulatory approvals. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated.
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
EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, and we do not expect to operate in a uniform legal landscape in the EU. In addition, following Brexit, the GDPR was incorporated into the law of England and Wales, Scotland and Northern Ireland by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), or UK GDPR. The UK’s data protection authority, the Information Commissioner’s Office, has indicated that it will continue to enforce UK GDPR in line with the enforcement of GDPR in the EU, and currently the UK GDPR and the GDPR are broadly aligned. However, the UK’s Data (Use and Access) Act 2025 (DUAA), which received Royal Assent in June 2025 and took effect in stages between June 2025 and June 2026, creates divergence between the EU and UK data protection regimes.
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
We may, from time to time, elect to offer discounts, rebates, fees or other price concessions to customers. Certain discounts and other price concessions may affect our calculation and reporting of average manufacturer price, best price, average sales price, non-federal average manufacturer price and other government price reporting metrics, and can affect our rebate and discount obligations under the Medicaid Drug Rebate Program, the 340B Drug Pricing Program and federal procurement programs in ways that could have a material adverse effect on our business, prospects, operating results and financial condition.
Increasingly, states are enacting legislation requiring manufacturers to report drug pricing information. States, however, have not always clearly defined their reporting requirements, which may result in manufacturers inadvertently failing to properly disclose the required pricing information. Complying with federal and state programs and future changes to these programs can be complex and cost- and resource-intensive, and could have a material adverse effect on our business, prospects, operating results and financial condition.
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
On September 16, 2026, we filed a patent infringement lawsuit against Cipla USA Inc. and Cipla Ltd, or collectively, Cipla, in the U.S. District Court for the District of Delaware based on Cipla’s ANDA seeking approval from the FDA to market a generic version of AMVUTTRA, and on March 13, 2026, we and our collaborators, Novartis Pharmaceuticals Corp., Novartis Technology LLC, and The Medicines Company, filed a patent infringement lawsuit against Cipla in the U.S. District Court for the District of Delaware based on Cipla’s ANDA seeking approval from the FDA to market a generic version of Leqvio. We cannot predict the outcome of any litigation regarding the AMVUTTRA or Leqvio patents, nor can we predict whether there will be additional ANDA filings or 505(b)(2) applications for AMVUTTRA, Leqvio or any of our other products or product candidates, or whether there will be ANDA filings for any of our collaborators’ other products or product candidates developed in collaboration with us.
There have been a number of regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products. For instance, in December 2019, the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act, was enacted, which provides a legislatively defined private right of action under which eligible product developers can bring suit against companies who refuse to sell sufficient quantities of their branded products on commercially reasonable, market-based terms to support such eligible product developers’ marketing applications.
We and our collaborators may not be successful in securing or maintaining proprietary patent protection for our marketed products. Moreover, if any patents that are granted and listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could more immediately face generic competition and its sales would likely decline materially. For instance, if the existing ANDA filers or additional competitors are able to enter the market with generic versions of AMVUTTRA, our sales of AMVUTTRA could materially decline which could have an adverse impact on the revenues that we receive from AMVUTTRA sales, and if the existing ANDA filers or additional competitors are able to enter the market with generic versions of Leqvio, Novartis’ sales of Leqvio could materially decline which could have an adverse impact on the royalties that we receive on Leqvio sales.
If we become involved in intellectual property litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, and in the case of such litigation or proceedings against us, substantial liability for damages or be required to stop our product development and commercialization efforts.
Third parties may sue us for infringing their patent rights. For example, in December 2024, the Board of Regents of the University of Texas System, or the University of Texas, filed a lawsuit in the United States District Court for the Western District of Texas, or the Texas Court, alleging that we infringe one of the University of Texas’ patents by making, using and commercializing ONPATTRO in the U.S. On December 15, 2025, the Texas Court denied our motion to dismiss and granted our motion to transfer and ordered the case transferred to the U.S. District Court for the District of Massachusetts. The case is now proceeding in the District of Massachusetts. Trial is scheduled for August 2027. Third parties may also claim that we have improperly obtained or used their confidential or proprietary information.
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
In protecting our intellectual property rights through litigation or other means, a third party may claim that we have improperly asserted our rights against them. For example, in August 2017, Dicerna successfully added counterclaims against us in a trade secret lawsuit we had filed against Dicerna, alleging that our lawsuit represented abuse of process and claiming tortious interference with its business. In addition, in August 2017, Dicerna filed a lawsuit against us in the United States District Court for the District of Massachusetts alleging attempted monopolization by us under the Sherman Antitrust Act. In April 2018, we and Dicerna settled all claims in the litigation between us.

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
Positive or negative safety or efficacy developments with competitive products or product candidates may impact revenue from AMVUTTRA and the commercial potential of any other products for which we receive regulatory approval for the treatment of ATTR amyloidosis with cardiomyopathy. In August 2026, for example, Ionis and AstraZeneca announced results from the Phase 3 CARDIO-TTRansform trial of eplontersen in patients with ATTR amyloidosis with cardiomyopathy, reporting that the trial did not meet its primary endpoint of reducing cardiovascular mortality and recurrent cardiovascular events and did not demonstrate a statistically significant benefit in a contemporary patient population in which a majority of patients were treated with a TTR stabilizer.
AMVUTTRA and ONPATTRO are also approved in certain jurisdictions for the treatment of certain patients with hATTR amyloidosis with polyneuropathy. We are aware of other approved products used to treat this disease, including WAINUA (eplontersen), VYNDAQEL/VYNDAMAX (tafamidis), and TEGSEDI (inotersen), which is marketed by Ionis. There are also product candidates in various stages of clinical development for the treatment of hATTR amyloidosis patients with polyneuropathy, including nexiguran ziclumeran (nex-z, formerly NTLA-2001), which is in Phase 3 clinical development; ART-001, which is being developed by Accuredit Therapeutics and is in Phase 2 clinical development (China only); and YOLT-201, which is being developed by YolTech and is planned for Phase 3 clinical development after completion of its Phase 2 clinical trial (China only). AMVUTTRA and ONPATTRO may face continued competitive pressures from these approved products and product candidates, or others, which could adversely affect their market share and net product revenues.
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
•announcements by us or our competitors of significant acquisitions, collaborations, joint ventures or capital commitments;
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of September 30, 2026, our eight largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If we, our officers or directors, or our significant stockholders sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
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
As of September 30, 2026, we had $1.02 billion in total aggregate principal amount of Notes issued and outstanding. The interest rate for the 2027 Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year. The 2028 Notes do not bear regular interest. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. From time to time, we may repurchase, redeem or otherwise extinguish any of our outstanding notes in open market or privately negotiated purchases or otherwise, or we may repurchase or redeem outstanding notes pursuant to the terms of the applicable indenture. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indentures governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing such notes or to pay any cash payable on future conversions of the Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions.
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
ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended September 30, 2026, one of our officers entered into a written plan for the sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to this written plan as a “Rule 10b5-1 trading plan.” We describe the material terms of the Rule 10b5-1 trading plan below.
Tolga Tanguler, Chief Commercialization Officer

On August 24, 2026, Tolga Tanguler, our Chief Commercialization Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Tanguler, acting through a broker, may sell up to an aggregate of 22,438 shares of our common stock received upon the settlement of awards granted to Mr. Tanguler as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from November 23, 2026 to August 6, 2027. The plan is scheduled to terminate on August 6, 2027, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Tanguler or the broker, or as otherwise provided in the plan.

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

ALNYLAM PHARMACEUTICALS, INC.

Date: October 29, 2026	/s/ Yvonne L. Greenstreet, M.D.
Yvonne L. Greenstreet, M.D. Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2026	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)